Form 10-K405/A
period 1995-12-31
CYRIX CORP
filed 1996-05-20
CIK 867105

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________


                           COMMISSION FILE NO. 0-21904
                          ____________________________

                                CYRIX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        75-2218250
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                          2703 NORTH CENTRAL EXPRESSWAY
                             RICHARDSON, TEXAS 75080
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 968-8387

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.004 Par Value

                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                       -------      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 1996 was approximately $484,927,772. As of February 1, 1996, there were 19,292,953 outstanding shares of the registrant's Common Stock.

     Portions  of  the   registrant's   Proxy   Statement  to  be  furnished  to
stockholders in connection with its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                       AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                                CYRIX CORPORATION

                                   FORM 10-K/A
                                 AMENDMENT NO. 1



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:

     Item 5.      Market for Registrant's  Common Equity and Related Stockholder
                  Matters

     Exhibit 21   Subsidiaries.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the Nasdaq National Market under the symbol "CYRX."

     The following table sets forth the range of high and low last reported sales prices for the Company's common stock as reported by the Nasdaq National Market for each quarter of fiscal 1995 and fiscal 1994. At February 1, 1996, the number of record holders of the Company's common stock was approximately 545.

                        1995              1994
                  ----------------  ----------------
                     High      Low     High      Low
                  -------  -------  -------  -------
  1st Quarter      $26.00   $17.00   $32.87   $19.00
  2nd Quarter      $28.00   $20.25   $33.50   $21.50
  3rd Quarter      $48.19   $22.25   $47.12   $33.37
  4th Quarter      $42.50   $22.50   $45.25   $19.25



     The Company has not paid cash dividends on its common stock and intends to continue a policy of retaining any earnings for reinvestment in its business. Furthermore, the payment of dividends by the Company is prohibited under the terms of the Company's loan agreements with IBM Credit Corporation and General Electric Capital Corporation and its revolving credit agreement with First Interstate Bank of Texas, N.A., National Bank of Canada and The Boatmen's National Bank of St. Louis.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Exhibit
Number         Description
- ----------     ------------------------------------------

21             Subsidiaries.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, Amendment No. 1 to its Annual Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CYRIX CORPORATION


                              By:  /s/ Timothy W. Kinnear
                                   -----------------------
                                      (Timothy W. Kinnear)
                             Vice President of Finance and Treasurer
                  (Principal Financial Officer and Principal Accounting Officer)