Form 10-Q
period 1996-06-30
CYRIX CORP
filed 1996-08-14
CIK 867105

________________________________________________


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                 _______________

        (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from .................... to ...................

                             Commission File 0-21904

                               CYRIX CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            75-2218250
           --------                                            ----------
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

               2703 NORTH CENTRAL EXPRESSWAY, RICHARDSON, TX 75080
               ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  214-968-8387
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
     ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.004 Par Value                             19,453,495
  -----------------------------                             ----------
     (Title of Each Class)                     (Number of Shares Outstanding at
                                                           August 2, 1996)
                ________________________________________________

                                CYRIX CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                        PAGE NO.

         Item 1.   Financial Statements

                   Consolidated Balance Sheets as of
                   June 30, 1996 and December 31, 1995                   3-4

                   Consolidated Statements of Income
                   for the three months and six months
                   ended June 30, 1996 and 1995                            5

                   Consolidated Statements of Cash Flows for the
                   six months ended June 30, 1996 and 1995                 6

                   Notes to Consolidated Financial Statements           7-11

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       12-19

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                      20

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                    20-21

         Item 5.   Other Information                                      21

         Item 6.   Exhibits and Reports on Form 8-K                       21

         Signature Page                                                   22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            CYRIX CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                          ASSETS
                                                        (Unaudited)
                                                      (In thousands)


                                                                                  June 30,        December 31,
                                                                                    1996              1995
                                                                              ------------------ ----------------
Current assets:
    Cash and cash equivalents                                                      $70,283           $44,334
    Trade accounts receivable, net of valuation allowances of  $8,200 at
        June 30, 1996 and $4,500 at December 31, 1995                               30,709            44,727
    Inventories:
        Raw materials                                                                6,177             1,330
        Work in process                                                              9,801             6,482
        Finished goods                                                              13,390             4,461
                                                                              ------------------ ----------------
           Total inventories                                                        29,368            12,273

    Prepayment for product purchases (Note 5)                                       15,658            13,333
    Income taxes receivable                                                         10,069             3,089
    Deferred taxes                                                                   8,500            10,845
    Other assets                                                                       778               377
                                                                              ------------------ ----------------
Total current assets                                                               165,365           128,978

Property and equipment
    Land                                                                             4,964             4,964
    Building and improvements                                                        9,737             5,634
    Machinery and equipment                                                        129,750           125,050
                                                                              ------------------ ----------------
                                                                                   144,451           135,648
    Accumulated depreciation                                                       (49,600)          (37,341)
                                                                              ------------------ ----------------
                                                                                    94,851            98,307

Prepayment for product purchases, less current portion (Note 5)                     39,156            40,698
Deferred taxes and other assets                                                      4,150               802
                                                                              ------------------ ----------------
Total assets                                                                      $303,522          $268,785
                                                                              ================== ================







                                            CYRIX CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        (Unaudited)
                                                      (In thousands)


                                                                             June 30,         December 31,
                                                                               1996               1995
                                                                         ------------------ ------------------
Current liabilities:
    Accounts payable                                                          $15,127            $15,239
    Accrued salaries and benefits                                               3,972              3,469
    Deferred income and distributor reserves                                    5,891             15,526
    Current maturities of long-term debt and capitalized lease
        obligations (Note 4)                                                    2,667             20,053
    Other accrued expenses                                                      7,400              6,180
                                                                         ------------------ ------------------
Total current liabilities                                                      35,057             60,467

Long-term debt and capitalized lease obligations, less current
        maturities (Note 4)                                                     7,506             62,325
Deferred income taxes                                                           1,302                 --
5.5% convertible subordinated notes due June 1, 2001
        (Note 4)                                                              126,500                 --

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity:
    Common stock, $.004 par value; authorized 60,000 shares, issued
        20,228 at June 30, 1996 and December 31, 1995                              81                 81
    Additional capital                                                         47,879             46,256
    Retained earnings                                                          85,246             99,712
    Less treasury stock, at cost, 821 shares at June 30, 1996 and 991
        shares at December 31, 1995                                               (49)               (56)
                                                                         ------------------ ------------------
Total stockholders' equity                                                    133,157            145,993
                                                                         ------------------ ------------------
Total liabilities and stockholders' equity                                   $303,522           $268,785
                                                                         ================== ==================





                                           See accompanying notes.


                                            CYRIX CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)
                                           (In thousands, except per share data)


                                                     Fiscal Quarter Ended June 30,          Six Months Ended June 30,
                                                         1996              1995               1996              1995
                                                  --------------------------------------------------------------------------
Net product sales                                      $25,068            $50,238          $74,267            $120,382
Royalty revenue (Note 3)                                 1,987                 --            4,394              15,000
                                                  --------------------------------------------------------------------------
Net revenues                                            27,055             50,238           78,661             135,382

Cost of sales                                           26,487             30,913           52,766              70,980
                                                  --------------------------------------------------------------------------
                                                           568             19,325           25,895              64,402
                                                  --------------------------------------------------------------------------
Expenses:
   Marketing, general and administrative                13,971             10,165           26,983              20,380
   Research and development                              8,795              6,864           16,496              14,310
                                                  --------------------------------------------------------------------------
                                                        22,766             17,029           43,479              34,690
                                                  --------------------------------------------------------------------------

Income (loss) from operations                          (22,198)             2,296          (17,584)             29,712
Other income and expense:
   Income from litigation settlement                        --             10,000               --              10,000
   Interest income                                         407                701              842               1,398
   Interest expense                                     (2,208)            (1,553)          (4,293)             (2,555)
                                                  --------------------------------------------------------------------------
                                                        (1,801)             9,148           (3,451)              8,843
                                                  --------------------------------------------------------------------------
Income (loss) before provision for income taxes
   and extraordinary item                              (23,999)            11,444          (21,035)             38,555
Provision (benefit) for income taxes                    (8,639)             3,950           (7,631)             13,576
                                                  --------------------------------------------------------------------------
Net income (loss) before extraordinary item            (15,360)             7,494          (13,404)             24,979

Extraordinary loss from early extinguishment of
   debt, net of income tax benefit of $598              (1,062)                --           (1,062)                --
                                                  --------------------------------------------------------------------------

Net income (loss)                                     ($16,422)           $ 7,494         ($14,466)           $ 24,979
                                                  ==========================================================================


Net income (loss) per common and common
   equivalent share:
   Income (loss) before extraordinary item             ($0.79)              $0.38           ($0.69)              $1.26
   Extraordinary item                                   (0.06)                 --            (0.06)                 --
                                                  --------------------------------------------------------------------------
    Net income (loss)                                  ($0.85)              $0.38           ($0.75)              $1.26
                                                  ==========================================================================
Weighted average common and common
   equivalent shares outstanding                        19,371             19,841           19,333              19,801
                                                  ==========================================================================



                                          See accompanying notes.

                                            CYRIX CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                      (In thousands)

                                                                                 Six Months Ended June 30,
                                                                                  1996               1995
                                                                           ---------------------------------------
Operating Activities
Net income (loss)                                                                ($14,466)          $24,979
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                  13,658             7,199
    Provision for doubtful accounts and OEM
      customer returns and pricing allowances                                      12,674               923
    Deferred income taxes                                                          (3,333)             (523)
    Amortization of debt issue costs                                                   66                --
    Changes in operating assets and liabilities:
      Receivables                                                                   1,343             6,935
      Inventories                                                                 (17,094)            2,989
      Other current assets                                                           (401)              685
      Accounts payable                                                               (112)           (9,684)
      Deferred litigation settlement                                                   --            (5,000)
      Deferred income and distributor reserves                                     (9,635)            2,580
      Other accrued expenses                                                        1,723              (830)
      Other assets, excluding deferred taxes                                       (3,414)               47
                                                                           ---------------------------------------
Net cash provided by (used in) operating activities                               (18,991)           30,300

Investing Activities
Prepayments for product purchases                                                 (10,000)          (32,367)
Reduction in prepayments for product purchases                                      9,217             1,626
Purchases of property and equipment                                                (8,249)          (61,267)
Proceeds from redemption of investments                                                --            16,177
                                                                           ---------------------------------------
Net cash used in investing activities                                              (9,032)          (75,831)

Financing activities
Proceeds from issuance of 5.5% convertible subordinate notes                      126,500                --
Proceeds from issuance of long term debt                                               --            56,667
Repayments of long-term debt and capitalized
  lease obligations                                                               (74,158)           (4,891)
Tax benefit from stock option exercises                                               359               667
Net proceeds from issuance of common stock                                          1,271             1,245
                                                                           ---------------------------------------
Net cash provided by financing activities                                          53,972            53,688
                                                                           ---------------------------------------

Increase in cash and cash equivalents                                              25,949             8,157
Cash and cash equivalents at beginning of period                                   44,334            43,064
                                                                           ---------------------------------------
Cash and cash equivalents at end of period                                        $70,283           $51,221
                                                                           =======================================
Financing and Investing Activities Not Affecting Cash
Capital lease obligations incurred                                                 $1,953                --

                                                 See accompanying notes.



                       CYRIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996



1.   Basis of Presentation

     The unaudited consolidated financial statements of Cyrix Corporation and subsidiaries ("the Company" or "Cyrix") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1995, and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 1996.

     The Company uses a 52/53 week fiscal year that ends on or about December 31 and 13/14 week fiscal quarters that end on or about March 31, June 30 and September 30. The accompanying financial statements have been labeled as though the Company's accounting periods ended on the respective calendar year ended December 31 and the fiscal quarter ended June 30. Fiscal year 1995 ended December 31, 1995, the second fiscal quarter of 1996 ended June 30, 1996, and the second fiscal quarter of 1995 ended July 2, 1995. The second fiscal quarters of 1996 and 1995 were each 13 week fiscal quarters, and the six month periods ending June 30, 1996 and 1995 were each 26 week periods.

2.   Earnings per Common and Common Equivalent Share

     Earnings per common and common equivalent share are computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during each period. During each period presented, common stock options were the only common stock equivalents outstanding. The dilutive effects of common stock equivalents are calculated using the treasury stock method. Common stock equivalents are not included in the computation of earnings per share for any period in which their inclusion would have the effect of increasing the earnings per share amount or decreasing the loss per share amount otherwise computed. Fully diluted earnings per share is substantially the same as primary earnings per share.

3.   Royalty Revenue

     Royalty revenue based on the sale by third-party licensees of licensed products is recognized by the Company upon fulfillment of its contractual obligations and determination of a royalty amount based on units sold. Pursuant to a November 1994 agreement which settled the contractual dispute with Texas Instruments Incorporated ("TI"), on March 1, 1995 TI paid $15 million to the Company for past royalties and a fully paid-up license related to the Company's 486DLC and 486SLC microprocessor products licensed to TI. Pursuant to the same November 1994 agreement, during the fiscal quarter and six months ended June 30, 1996, the Company received royalty revenue in the amount of $2.0 million and $4.4 million, respectively, from TI based on the sale of 486DX products.

4.   Long-term Obligations

     In May 1996, the Company issued $126.5 million of 5.5% convertible subordinated notes ("notes") due June 1, 2001. The notes are convertible into shares of the Company's common stock at the conversion rate of 25.1572 shares per $1,000 principal amount of notes (equivalent to a conversion price of $39.75 per share). The notes are subordinated to present and future senior indebtedness of the Company, and the notes are redeemable at the option of the Company, in whole or in part, on or after June 1, 1999. The Company has agreed to file with the SEC and use reasonable efforts to cause to become effective, a shelf registration statement with respect to the resale of the notes and the sale of the shares of common stock issuable upon conversion thereof. The Company used approximately $66.6 million of the net proceeds of the offering to repay all of its outstanding indebtedness to International Business Machines Credit Corporation and General Electric Capital Corporation ("the equipment lenders"). The Company also used approximately $1.7 million ($1.1 million net of tax benefit) of the net proceeds of the offering to pay certain administrative fees and yield maintenance premiums incurred in connection with the early extinguishment of the indebtedness to the equipment lenders.

     The Company has financed certain land, buildings and equipment under financing agreements which contain restrictive covenants including restriction on dividends, additional debt and certain other transactions and which include the maintenance of certain net worth, net income per quarter, working capital and other financial ratios.

5.   Commitments

     On April 8, 1994, the Company and International Business Machines Corporation ("IBM") signed an agreement whereby IBM's Microelectronics division agreed to manufacture specified quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1999 at defined prices. Cyrix is responsible for the total production costs (including equipment costs) of such specified quantities of products irrespective of the number of products actually ordered by the Company. Pursuant to this agreement, Cyrix has made a capital equipment investment of approximately $88 million in an IBM manufacturing facility. The depreciation expense associated with such capital equipment, which Cyrix owns, is reimbursed to the Company by IBM on a monthly basis. In the event of expiration or termination of this agreement by either party, IBM has the option to purchase this capital equipment from Cyrix at its then net book value, if any. Also, Cyrix made prepayments for product purchases of approximately $30 million during fiscal 1994, $30 million during fiscal 1995 and $10 million on January 1, 1996. Two additional product prepayments of $10 million each are due on January 1, 1997 and January 1, 1998. Such prepayments will be credited to Cyrix as it purchases wafers from IBM at defined prices during the period from July 1, 1995 through December 31, 1999. In addition to supplying microprocessors to Cyrix, IBM has the right to manufacture an equivalent amount of Cyrix-designed products for use internally or to sell to original equipment manufacturers ("OEMs").

     On May 17, 1996, the Company and IBM signed an additional agreement ("foundry agreement") whereby IBM's Microelectronics division agreed to manufacture specified quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1997 at defined prices. The Company has a commitment to purchase a specified quantity of wafers from IBM for approximately $45 million during the second half of 1996. Such $45 million commitment can not be reduced without significant penalties payable by the Company. The Company can reduce or eliminate its purchase commitments under the foundry agreement for fiscal 1997 with six months notice to IBM.

6.   Contingencies

     Microprocessor Litigation

     Since March 1992, the Company and Intel Corporation ("Intel") have been engaged in litigation related to certain of the Company's microprocessor products. On January 21, 1994, the United States District Court for the Eastern District of Texas, Sherman Division ruled in favor of the Company with respect to microprocessor products which were made and sold to the Company by certain

Intel licensees, SGS-Thomson Microelectronics, Inc. ("SGS") and TI. Intel appealed the ruling on April 8, 1994. On December 8, 1994, the Court of Appeals for the Federal Circuit affirmed the district court's January 21, 1994 ruling. On December 23, 1994, Intel filed a petition for reconsideration of that decision and a motion for rehearing en banc with the Court of Appeals. In February 1995, the Court of Appeals for the Federal Circuit denied Intel's motion for a rehearing en banc.

     On January 24, 1994, the United States District Court for the Eastern District of Texas, Sherman Division began to try the Company's allegations that Intel violated certain antitrust statutes and misused its patents and Intel's allegations that the Company infringed certain Intel patents. Effective January 31, 1994, the Company and Intel entered into a settlement agreement which provides for the dismissal of the claims which were to be litigated in the January 24, 1994 trial. Pursuant to the settlement agreement, Intel granted the Company a fully paid-up, irrevocable license under claims 2 and 6 of Intel's United States patent 4,972,338 ("the Crawford patent") and certain other system patents for products sold after January 31, 1994. Intel also acknowledged that products purchased by the Company from certain licensees exhaust Intel device claims including claim 1 of the Crawford patent. Further, Intel paid $5 million to the Company. The Company and Intel agreed that if the January 21, 1994 ruling, insofar as it relates to SGS, was reversed after final adjudication or was remanded for additional findings and subsequently reversed so that Cyrix did not have a right to use claims 2 and 6 of the Crawford patent based on the SGS license, Cyrix would return the $5 million plus interest to Intel. Cyrix deferred recognition as income of the $5 million settlement payment received in February 1994 until final resolution of this issue. Intel agreed to pay the Company an additional $5 million if the January 21, 1994 SGS ruling was upheld after final adjudication. As noted previously, in December 1994, the Court of Appeals for the Federal Circuit upheld the district court's January 21, 1994 ruling and later denied Intel's motion for a rehearing en banc. The time period during which Intel had the right to appeal the case to the United States Supreme Court expired without such appeal, and the Company received the additional $5 million settlement payment in the second quarter of 1995. Therefore, the Company recognized settlement income of $10 million in the second quarter of 1995.

     As part of the settlement agreement, the Company and Intel agreed to litigate in the United States District Court for the Eastern District of Texas, Sherman Division, whether products manufactured by SGS affiliates under the "have-made" provision in the SGS-Intel license, sold to SGS, and then sold to the Company fall within the scope of the SGS license. On December 30, 1994, the district court ruled that SGS was licensed by Intel to exercise have-made rights by having third parties (including SGS affiliates) manufacture and sell microprocessors to Cyrix free of claims of patent infringement by Intel. Intel appealed the ruling on March 7, 1995. On March 5, 1996, the Court of Appeals for the Federal Circuit affirmed the district court's December 1994 ruling. On March 18, 1996 Intel filed a petition for a rehearing of that decision with the Court of Appeals. In April 1996, the Court of Appeals denied Intel's petition for a rehearing. The time period during which Intel had the right to appeal the case to the United States Supreme Court expired without such appeal, and the Company received a $1 million settlement payment on July 30, 1996. Therefore, the Company expects to recognize settlement income of $1 million in the third quarter of 1996.

     Similarly, the Company and Intel agreed to litigate in the United States District Court for the Eastern District of Texas, Sherman Division, whether IBM is licensed under claim 1 of the Crawford patent when manufacturing products that are primarily designed by the Company. On April 5, 1994, the district court granted IBM's motion to intervene, and on December 8, 1994, the district court ruled that IBM was licensed by Intel to act as a semiconductor foundry for Cyrix free of claims of patent infringement by Intel. Intel appealed the ruling on March 7, 1995. On March 5, 1996, the Court of Appeals for the Federal Circuit affirmed the district court's December 1994 ruling. The time period during which Intel had the right to appeal the case to the United States Supreme Court expired without such appeal, and the Company received a $1 million settlement payment on July 30, 1996. Therefore, the Company expects to recognize settlement income of $1 million in the third quarter of 1996.

     Stockholders Class Action

     In December 1994, eleven class actions were filed in the United States District Court for the Northern District of Texas, purportedly on behalf of purchasers of the Company's common stock, alleging that the Company and various of its officers and directors violated sections of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by issuing false and misleading statements concerning the introduction and production of the Company's Cx486DX2 40/80 MHz microprocessors. The complaints also allege that the conduct of the Company and certain of its officers and directors constituted fraud and negligent misrepresentation and that certain of such officers and directors sold shares of the Company's common stock while in possession of material undisclosed information.

     In June 1995, all of the actions were consolidated into one complaint in the federal district court in Dallas, Texas. The Company intends to defend the complaint vigorously. The Company moved to dismiss the consolidated amended class action complaint in July 1995. The ultimate outcome of the stockholders class action cannot presently be determined. A decision adverse to the Company in this matter could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

     Gateway Trademark Litigation

     By letter dated May 17, 1996, Gateway 2000, Inc. ("Gateway") alleged that Cyrix "is infringing valuable trademark and trade dress rights of Gateway 2000" in advertisements promoting Cyrix's 6x86TM personal computer systems. Gateway asserts that Cyrix's "reproduction, copy and colorable imitation of [Gateway's] registered trademark and trade dress in connection with advertising [Cyrix's] goods is likely to cause confusion, mistake or deceive the public within the meaning of the Lanham Act." The letter threatens Cyrix with actions for trademark infringement, false advertising and trade disparagement, and unfair competition. Finally, the letter suggests that Gateway might assert its rights in other nations if the advertisements have been distributed on the international market.

     On May 24, 1996, Cyrix filed in the United States District Court for the Northern District of Texas, Dallas Division, Cyrix Corporation v. Gateway 2000, Inc., seeking a declaratory judgment: (i) that none of Cyrix's actions or omissions relating to its advertisements of the Cyrix 6x86 computers have violated any provisions of the Lanham Act; (ii) that none of Cyrix's actions or omissions relating to its advertisements of the Cyrix 6x86 computers have violated the common law of the State of Texas or any provisions of the Texas Trademark Act, Texas Business & Commerce Code Sections 16.01 et seq., including but not limited to those provisions relating to trademark infringement, trade dress infringement and dilution; (iii) that Cyrix has not engaged in any false or unlawful advertising; (iv) that Cyrix has not engaged in any unfair competition or trade disparagement; (v) that Cyrix's conduct relating to its advertisements of the Cyrix 6x86 computers is speech protected by the U.S. Constitution and the Texas Constitution of 1876; (vi) that none of Cyrix's actions or omissions relating to its advertisements of the Cyrix 6x86 computers has violated any state or federal laws; (vii) that Cyrix's acts are privileged and/or excused by: (a) the defense of fair use; (b) the defense of opinion and parody; and (c) the defense of truth; and (viii) that Cyrix is free to use images of Holstein cows to signify Gateway (even in an unflattering fashion) in advertising of personal computers that is not factually false, deceptive or misleading. Gateway has filed motions to dismiss this case based on lack of personal jurisdiction and lack of proper service of process.

     Subsequently, in late June and early July Gateway filed actions in state court in New York, New Jersey, Connecticut, Massachusetts and California. Each of the state court cases are essentially mirror images of the others and allege that Cyrix, by its actions, has violated anti-dilution laws, deceptive trade practices laws, trademark infringement laws, and unfair competition laws. Cyrix believes that Gateway has also made claims under the Federal Trademark Act and certain state law claims preempted by the Federal Copyright law. Gateway has requested, among other relief, preliminary and permanent injunctions, as well as actual and punitive damages. In each of the five cases, Gateway has prayed for actual damages (typically asserting such amount is at least one million dollars) and punitive damages.

     Cyrix removed each of the five state court cases to the federal district courts in which each such state court is located. Cyrix has or will file Motions to Dismiss, or alternatively, to transfer all such cases to Dallas in order to consolidate all actions in a single action in Dallas. Gateway has filed Motions in each of five federal court actions seeking to have them remanded to each of the five state courts in which they were originally filed. Cyrix is opposing such efforts to remand. Gateway also has filed (or indicated it will file) motions seeking monetary sanctions against Cyrix based on Gateway's position that the five state court cases were improperly removed to federal court. Cyrix will oppose such motions and will take the position that removal was proper.

     Cyrix believes that it has meritorious defenses to Gateway's claims and intends to pursue the litigation vigorously. The various cases have only recently been filed, no discovery has been taken in any of them, and the ultimate outcome of this dispute cannot presently be determined. A decision adverse to the company in this matter could have a material adverse effect on the company, its financial condition, its results of operations and its future prospects.

     Other Matters

     The Company is a defendant in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth items from Cyrix's Consolidated Statements of Income as percentages of net revenues:
                                                  Fiscal Quarter Ended  June 30,            Six Months Ended June 30,
                                                        1996             1995               1996                 1995
                                                ------------------------------------------------------------------------
Net product sales                                       92.7  %           100.0  %            94.4   %            88.9  %
Royalty revenue                                          7.3                 --                 5.6                11.1
                                                --------------      -------------      --------------      -------------
Net revenues                                           100.0              100.0              100.0               100.0
Cost of sales                                           97.9               61.5               67.1                52.4
Marketing, general and administrative                   51.6               20.2               34.3                15.1
Research and development                                32.5               13.7               20.9                10.6
                                                --------------      -------------      --------------      -------------
Income (loss) from operations                          (82.0)               4.6              (22.3)               21.9
Net interest expense                                    (6.7)              (1.7)              (4.4)               (0.9)
Income from litigation settlement                          --               19.9                  --                 7.4
                                                --------------      -------------      --------------      -------------
Income (loss) before provision for income
    taxes and extraordinary item                       (88.7)              22.8              (26.7)               28.4
Provision (benefit) for income taxes                   (31.9)               7.9               (9.7)               10.0
                                                --------------      -------------      --------------      -------------
Net income (loss) before extraordinary item
                                                       (56.8)              14.9              (17.0)               18.4
Extraordinary loss from early extinguishment
    of debt                                             (3.9)                 --               (1.4)                  --
                                                --------------      -------------      --------------      -------------

Net income (loss)                                      (60.7) %            14.9  %           (18.4)  %            18.4  %
                                                --------------      -------------      --------------      -------------


RESULTS OF OPERATIONS

     Net Revenues. Net product sales of $25.1 million for the second quarter of fiscal 1996 decreased 50% compared with net product sales of $50.2 million for the second quarter of fiscal 1995. Net product sales of $74.3 million for the six months ended June 30, 1996 decreased 38% compared with net product sales of $120.4 million for the same period of fiscal 1995. Processor unit shipments for the quarter and six months ended June 30, 1996 declined by more than 75% and 53%, respectively, compared with unit shipments of the same periods of fiscal 1995. During the six months ended June 30, 1996, sales of 6x86TM and 5x86TM microprocessors represented over 90% of the Company's net product sales; sales of its 486 microprocessors, which accounted for over 90% of the Company's net product sales during the first six months of fiscal 1995, decreased substantially as their average selling prices and unit shipments of such prior generation products declined. Competitive pressures also resulted in signicant declines in average selling prices of the Company's 6x86 and 5x86 microprocessors during the second quarter, resulting in more pricing allowances than had previously been estimated. In addition to the decline in unit shipments and average selling prices, the Company increased its allowance for doubtful accounts by $2 million during the second quarter of fiscal 1996 due to the bankruptcy of one of its customers. The Company began selling computer systems during the second quarter of 1996; revenue from the sale of computer systems accounted for less than 10% of the Company's net product sales for the quarter ended June 30, 1996.

     Sales of processors to international customers constituted 67% and 75% of processor product sales in the second quarters of fiscal 1996 and 1995, respectively. Sales of processors to international customers constituted 57% and 69% of processor product sales in the six months ended June 30, 1996 and 1995, respectively. Sales of processors to international customers are made primarily to customers in Europe, Taiwan, Hong Kong, Korea and Japan. The Company currently sells its computer systems only to domestic customers.

     Net revenues for the first six months of fiscal 1995 included a one-time royalty payment in the amount of $15 million received from TI for past royalties and a fully paid-up license related to the Company's 486DLC and 486SLC microprocessor products. Net revenues for the quarter and six months ended June 30, 1996 included royalty payments of $2.0 million and $4.4 million, respectively, received from TI based on sales of 486DX products licensed by the Company.

     The outlook for the Company's revenue growth, if any, is dependent upon the following factors among others: trends in the personal computer market, product development, chip set, motherboard and BIOS infrastructure support for the Company's products, market acceptance, product availability and competition. Since all of the Company's products are used in personal computers, the Company's business is closely tied to the performance of the personal computer industry. A reduced rate of growth in the demand for microprocessors could adversely affect the market for the Company's products. From time to time, the personal computer market and semiconductor industries have experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns have been characterized by diminished product demand, production over-capacity and subsequent accelerated erosion of average selling prices. The Company's business could be materially and adversely affected by industry-wide fluctuations in the future.

     Further, the outlook for the Company's microprocessor products is highly dependent on the timing of new product introductions by the Company and its competitors and other microprocessor market conditions. Intel currently has a dominant microprocessor market share, dictates the performance standards required to compete in the microprocessor market and influences product life cycles through frequent product introductions, product enhancements and price competition. Intel's developments in semiconductor design and manufacturing processes have allowed Intel to produce microprocessors that are smaller, faster and less expensive to manufacture. Intel's financial strength and microprocessor cost and performance have enabled it to reduce prices on its microprocessors within a short period of time following their introduction. As long as Intel remains in this dominant position, its product introduction schedule and pricing strategy may have a material adverse effect on the Company's business, operating results and financial condition.

     In addition to its dominant microprocessor market share, Intel is also beginning to dominate the entire personal computer platform. For example, Intel has obtained a dominant market share in sales of 64-bit or Pentium-class core logic chip sets and has emerged as one of the world's largest motherboard manufacturers. Further, Intel manufactures personal computers, incorporating Intel microprocessors, chip sets, motherboards and other Intel-designed components, for resale by third-party OEMs under such OEMs' names. As Intel has become the dominant competitor in these segments of the personal computer industry, third-party designers and manufacturers of core logic chip sets, motherboards, BIOS software and other components have lost market share to Intel, which owns the microprocessor designs and enjoys significantly greater financial, technical, manufacturing and marketing resources than such parties. Further, as Intel expanded its role in designing and setting standards for personal computer systems, many personal computer OEMs reduced their system development expenditures and now require processor technologies to be provided at various levels of integration.

     To compete with Intel at higher levels of integration as required by many personal computer OEMs and dealers, Cyrix is dependent upon the infrastructure of third-party designers and manufacturers of core logic chip sets, motherboards, BIOS software, and other components of personal computers. Therefore, to compete with Intel and deliver the higher levels of integration required by many OEMs and dealers in 1996 and beyond, the Company intends to form closer relationships with third-party designers and manufacturers of core logic chip sets, motherboards, BIOS software and other components, expand its chip set and system design capabilities, and sell a portion of the Company's processors at higher levels of integration incorporated into modules, boards and systems. There can be no assurance that the infrastructure which supports non-Intel personal computer platforms will be competitive with Intel or continue to support the Company's products.

     In the first six months of fiscal 1996, the Company began volume production of its 6x86-P120, -P133, -P150 and -P166 microprocessors, which provide system-level performance competitive with Intel Pentium microprocessors. The Company also introduced its 6x86-P200 microprocessors in limited volume. However, to date, the Company has experienced a lack of acceptance by large OEMs because, the Company believes, the OEMs have more confidence in Intel's financial strength, ability to access advanced process technologies, introduce microprocessors with industry-leading performance in a timely manner, supply adequate volumes of processors which meet such OEMs' performance requirements, and deliver core logic chip sets, motherboards, BIOS software and other components which compliment the microprocessor in a computer platform. Given Intel's dominance of much of the personal computer platform and its efforts to consolidate its dominant market position through an intensive advertising campaign designed to strengthen brand loyalty to Intel by the personal computer end-user, there can be no assurances that manufacturers of personal computers will design the 6x86 products into personal computers or purchase such 6x86 products in volumes and at prices that will enable Cyrix to maintain or increase its quarterly revenues.

     The personal computer industry has been consolidating as the larger, more established manufacturers have become more price aggressive and have been gaining market share at the expense of other domestic and international manufacturers. The majority of Cyrix's customer base consists of smaller personal computer manufacturers and distributors who service such smaller OEMs and dealers. The continued market share gains of the larger manufacturers, to which the Company has been unable to sell significant quantities of its microprocessors to date, could have the effect of subjecting the Company to greater credit risks, reducing demand for the Company's products and adversely affecting the Company's operating results.

     The Company relies on third parties to manufacture its processors (see risks relating to reliance on third-party manufactures in Other Factors Affecting Results of Operations). Volume production of the 6x86 processors began in the first quarter of fiscal 1996 at IBM. While performance and cost of 6x86 processors manufactured at IBM has been acceptable in fiscal 1996, the Company is working on performance enhancements to the 6x86 processor design to remain competitive with the leading performance processors in the market and ongoing improvement in manufacturing yields by IBM. However, obtaining these objectives will be difficult, and there can be no assurances that the Company and its suppliers can successfully supply advanced microprocessors with competitive performance and cost in commercial volumes in the remainder of fiscal 1996 and thereafter. In addition to supplying microprocessors to Cyrix, IBM has the right to manufacture specified quantities of Cyrix-designed products for use internally or to sell to OEMs. The Company has also licensed certain product rights to SGS and may face competition from SGS during the latter half of 1996 and thereafter if SGS becomes capable of manufacturing the 6x86 microprocessor with competitive performance. Thus, even after a Cyrix product has been designed into an OEM's personal computer, the Company has recently and may in the future face competition from IBM and SGS. Further, Intel and other competitors are expected to employ more advanced manufacturing processes than are available to the Company from IBM and SGS, potentially resulting in improved product performance and decreased manufacturing costs as compared to the Company. Given the financial strength and manufacturing advantages of Intel and other competitors, the Company's future revenues and profits may be adversely affected by price reductions by Intel, Advanced Micro Devices, Inc. ("AMD"), IBM, SGS and other competitors.

     On April 1, 1996, the Company introduced and began selling personal computer systems integrated by Electronic Data Systems ("EDS") to demonstrate the performance of Cyrix-designed microprocessors and systems and to strengthen Cyrix brand awareness. To date, the Company has not sold a significant volume of computer systems. The Company cannot predict the percentage of its processors which will be sold in board-level or system-level products or the increase, if any, in revenue which will result from the sales of such boards and systems during the remainder of fiscal 1996 or thereafter.

     Gross Margins. The Company's gross margin decreased to $0.6 million for the second quarter of 1996 from $19.3 million for the same period of 1995. The Company's gross margin decreased to $25.9 million for the six months ended June 30, 1996 from $64.4 million for the same period of 1995. During the six months ended June 30, 1996, the Company's gross margins declined compared to the same period of fiscal 1995 due to a reduction in net product sales (see Net Revenues above), a reduction in royalty revenue (see Net Revenues above) and a $2.8 million increase in the Company's allowance to state inventory at the lower of cost or market.

     Substantially all of the Company's gross margin in the remainder of fiscal 1996 will be generated from sales of the Company's 6x86 processors and products integrating Cyrix's 6x86 processors. The Company's gross margin as a percentage of net product sales in fiscal 1996 will be affected by the ratio of the Company's sales of microprocessors in chip form to sales at higher levels of integration such as modules, boards and systems. Quarterly growth, if any, in the Company's gross margin in the remainder of fiscal 1996 is dependent upon increasing the Company's net product sales and decreasing its processor cost per unit. Risks associated with enhancing the designs of, ramping production of, and obtaining sales orders for such microprocessors are discussed in Net Revenues (above), Reliance on Third-Party Manufacturers (below) and Product Transitions (below).

     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the second quarters of fiscal 1996 and 1995 were $14 million and $10.2 million, respectively. Marketing, general and administrative expenses for the six months ended June 30, 1996 and 1995 were $27 million and $20.4 million, respectively. Marketing, general and administrative expenses for the quarter and six months ended June 30, 1996 increased compared to the same periods of fiscal 1995 primarily due to an increase in advertising and marketing efforts related to the Company's 6x86 microprocessor and the introduction of Cyrix personal computer systems. In the remainder of fiscal 1996, the Company intends to continue to assist its customers to advertise products which contain Cyrix's 6x86 processors but intends to reduce its personal computer systems advertising expenses.

     Due to the amount of legal expenses which the Company may incur in connection with the stockholders' class action and dispute with Gateway (see
Note 6 to the Consolidated Financial Statements in Part I, Item 1) and the possibility that the Company will be subject to further litigation (see Legal Proceedings in Part II, Item 1), legal expenses could be significant in the second half of fiscal 1996 and subsequent periods.

     Research and Development Expenses. The Company's research and development expenses for the second quarters of fiscal 1996 and 1995 were $8.8 million and $6.9 million, respectively. The Company's research and development expenses for the six months ended June 30, 1996 and 1995 were $16.5 million and $14.3 million, respectively. The increase of research and development expenses in the quarter and six months ended June 30, 1996 compared with the same periods of fiscal 1995 was attributable to the expansion of the Company's engineering staff, design equipment and prototype expenses to support the development of microprocessor products. The Company intends to continue to increase its research and development expenses in an effort to enhance existing products and develop technologically advanced products; however, there can be no assurance that the Company's design efforts will be successful.

     Net Interest Expense. Interest expense for the quarter and six months ended June 30, 1996 increased to $2.2 million and $4.3 million, respectively, compared with $1.6 million and $2.6 million, respectively, for the same periods of fiscal 1995 as long-term debt and capitalized lease obligations increased when comparing the same periods.

     Litigation Settlement. Other income for the six months ended June 30, 1995 included a one-time settlement of $10 million from Intel related to litigation concerning the Company's microprocessor products as described in Note 6 to the Consolidated Financial Statements. Also as described in Note 6 to the Consolidated Financial Statements, other income for the third quarter of 1996 is expected to include $2 million from Intel related to litigation concerning the Company's microprocessor products.

     The final outcome of one or more of the issues subject to litigation as described in Note 6 to the Consolidated Financial Statements, including the stockholders' class action and dispute with Gateway, could have a material adverse effect on the Company's results of operations during fiscal 1996 or a subsequent period. In addition, potential future litigation could have a material adverse effect on the Company's results of operations in future periods.

     Provision (Benefit) for Income Taxes. The Company's effective tax rate was 36% and 35% in the six months ended June 30, 1996 and 1995, respectively.

Other Factors Affecting Results of Operations.

     Reliance on Third-Party Manufacturers. During the six months ended June 30, 1996, all of the Company's processors were manufactured and sold to the Company by IBM and all of the company's computer systems were integrated by EDS. The Company expects IBM to increase production of 6x86 microprocessors in the second half of fiscal 1996. Further, the Company is working with SGS to qualify its manufacturing process for 6x86 microprocessors. The Company's 6x86 microprocessors are more complex than its earlier generation microprocessors, and such microprocessors require more advanced manufacturing processes than those required for the Company's previous products. SGS does not currently have the appropriate combination of sophisticated manufacturing equipment and advanced process technologies to manufacture the Company's 6x86 products with acceptable performance and cost. Until SGS becomes capable of manufacturing the Company's 6x86 processors with acceptable performance and cost and until demand for the Company's processors increases sufficiently, the Company will obtain most, if not all, of its microprocessors from IBM. There can be no assurance that SGS will be able to produce 6x86 products with acceptable performance and cost in fiscal 1996 and beyond. Further, there can be no assurance that Cyrix will be able to successfully ramp and sustain production of 6x86 products at IBM without experiencing yield problems or performance issues in the remainder of fiscal 1996 and beyond. If IBM is unable to produce the committed quantities of 6x86 products at acceptable yields, there would be a material adverse effect on the Company's revenues, margins and operating results.

     In summary, the Company's reliance on third party manufacturers creates risks that the Company will not be able to obtain capacity to meet its manufacturing requirements, will not be able to obtain products with acceptable performance and cost, will not have access to necessary process technologies and the possible breakdown in the relationship with the third-party manufacturers. Further, the Company has licensed some of its intellectual property to SGS and IBM to obtain access to specified levels of manufacturing capacity, and the Company could be required to license more of its intellectual property and product rights and proprietary technology to obtain additional manufacturing capacity. Thus, the Company currently faces competition from IBM and may also face competition from SGS in the future. The Company's reliance on third party manufacturers could have a material adverse affect on the Company's revenues and operating results.

     Product Transitions. Once current microprocessor products have been in the market place for a period of time and begin to be replaced by higher performance microprocessors (whether of the Company's or a competitor's design), the Company expects the price of such earlier generation microprocessors to decline and net sales and gross margins of such microprocessors to decrease. In order to continue to maintain its then current gross margin and levels of revenue growth, if any, the Company will therefore be required to design, develop and successfully commercialize next generation microprocessors in a timely manner. Although the Company is committed to its product development efforts, there can be no assurance that the Company will be able to introduce new products quickly enough to avoid adverse revenue transition patterns during future product transitions.

     While the Company believes that, during the remainder of fiscal 1996, its 6x86 microprocessors will offer performance competitive with the leading performance processors in the market at competitive prices for desktop personal computers, there can be no assurance that the Company will be able to successfully improve the performance of its microprocessors at the rate required to remain competitive with the leading performance processors in the market or compete against price decreases, since Intel and several of the Company's other competitors have substantially greater financial, technical, manufacturing and marketing resources than the Company. Further, Intel and other competitors are expected to introduce microprocessors with enhanced multimedia functionality and clock rates in excess of 200 MHz during fiscal 1996 or early 1997. There can be no assurances that the Company will not experience delays in introducing and ramping production of microprocessors with features and performance competitive with such high performance, multimedia processors introduced by Intel and other competitors. If the Company does experience such a delay in transitioning to high performance, multimedia processors, the period of time and the impact on profit margins during this product transition will be dependent upon several factors including, but not limited to the following: Cyrix may experience performance difficulties with the new product designs; Cyrix may not be able to successfully ramp production of new products at IBM and SGS without yield problems or other performance issues; and personal computer manufacturers may not design the Company's new products into their notebook and desktop computers in a timely manner or purchase the Company's products in the volumes and at the prices necessary to offset the declining market, average selling prices and profit margins of previous generation processors. Further, Intel, AMD, IBM, SGS and other competitors have in the past and could in the future significantly decrease the price of products which compete with the Company's products to protect or gain market share.

     Purchase commitments. Under an April 1994 agreement with IBM, Cyrix is responsible for the total production costs of specified quantities of products during each calendar quarter until the end of fiscal 1999 irrespective of the number of products actually ordered by the Company. During the second quarter of fiscal 1996, the Company sold approximately half of the units it purchased from IBM during the same time period. Therefore, the Company's processor inventory increased substantially by June 30, 1996. The Company anticipated a significant increase in the demand for its 6x86 processors, for which volume production began during the first quarter of 1996, as the introduction of such products represented the first time that the Company's microprocessors were able to provide system-level performance competitive with Intel's high performance products. Therefore, on May 17, 1996, the Company and IBM signed a foundry agreement whereby IBM's Microelectronics division agreed to manufacture additional quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1997 at defined prices. Under the May 1996 foundry agreement with IBM, the Company has a commitment to purchase a specified quantity of wafers from IBM for approximately $45 million during the second half of 1996. Such $45 million commitment can not be reduced without significant penalties payable by the Company. The Company can reduce or eliminate its purchase commitments under the foundry agreement for fiscal 1997 with six months notice to IBM. In June of 1996 and in subsequent months, demand for the Company's microprocessors has not increased as rapidly as previously anticipated by the Company. Thus, there is a risk that the Company has estimated customer demand incorrectly and will purchase excess inventories in the second half of 1996. This inventory risk is heightened because the Company's customers place orders with short lead times and minimal, if any, cancellation penalties. To the extent the Company purchases excess inventories, the Company's earnings would be adversely affected. There can be no assurance that the Company will not purchase excess inventories and incur product write-offs or write-downs in the remainder of fiscal 1996 or subsequent periods. Further, there can be no assurance that the Company will be able to forecast more accurately in the future as Intel maintains its dominant market share, product life cycles become shorter and more difficult to predict and price changes and transitions to new products become more rapid.

     General. The markets for the Company's products are characterized by a highly competitive and rapidly changing environment in which operating results are subject to the effects of frequent product introductions, manufacturing technology innovations and rapid fluctuations in product demand. While the Company attempts to identify and respond to these changes as soon as possible, prediction of and reaction to such events is an ongoing challenge.

     The Company offers warranties for all of its products, the terms of which the Company believes are standard for the industry. Under such warranties, the Company may be obligated to replace defective products or products that do not perform to applicable industry standards or refund the purchase price of any such products. One of the Company's competitors, Intel, had a divide problem in the floating point unit of the Pentium microprocessor and incurred a significant charge in late 1994 to cover replacement costs, replacement material and an inventory writedown. Similarly, the Company could be obligated to recall a product that does not perform to applicable industry standards, and such a recall would likely have a material adverse effect on the Company's results of operations and future prospects.

     International sales represent a significant portion of the Company's net product sales. Further, many of the motherboards, chip sets and other components required to manufacture personal computers are manufactured outside of the United States. If air transportation between the United States and the Company's overseas suppliers or customers were disrupted, or shortages in the various essential materials were to occur due to foreign political or economic factors, there could be a material adverse effect on the Company's operations.

     The Company's future results of operations and financial condition could be impacted by the following factors, among others: trends in the personal computer market, introduction of new products by competitors, delay in the Company's introduction of higher performance products, chip set, motherboard and BIOS infrastructure support for the Company's products, market acceptance of new products introduced by the Company, intense price competition, interruption in the supply of low-cost microprocessor products from third-party manufacturers, adverse changes in general economic conditions in any of the countries in which the Company does business and adverse decisions in legal disputes with Intel or others.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $70.3 million at June 30, 1996 compared to $44.3 million at December 31, 1995. The Company's primary source of cash in the six months ended June 30, 1996 was the net proceeds of a May 1996 issuance of $126.5 million of 5.5% convertible subordinated notes due June 1, 2001. The Company's primary uses of cash in the six months ended June 30, 1996 consisted of principal payments and early extinguishment of certain long-term debt and capitalized lease obligations, capital equipment purchases, operating losses and an increase in inventories.

     Under an April 1994 agreement with IBM, Cyrix is responsible for the total production costs of specified quantities of products during each calendar quarter until the end of fiscal 1999 irrespective of the number of products actually ordered by the Company. During the second quarter of fiscal 1996, the Company sold approximately half of the units it purchased from IBM during the same time period. Therefore, the Company's processor inventory increased substantially by June 30, 1996. Under a May 1996 foundry agreement with IBM, the Company has a commitment to purchase an additional quantity of wafers from IBM for approximately $45 million during the second half of 1996. If demand for the Company's products does not increase substantially during the remainder of 1996, a significant portion of the Company's current cash balances will be used to fund an increase in inventories.

     The Company's expenditures for capital equipment decreased significantly in the six months ended June 30, 1996 as compared to the capital expenditures during the same period of fiscal 1995 as the Company completed substantially all of the capital equipment investment required by the agreement with IBM during 1995. While the Company intends to invest in additional engineering design equipment, software and manufacturing test equipment and is expanding its corporate headquarters in fiscal 1996, capital expenditures are expected to be substantially lower during the remainder of fiscal 1996 compared to fiscal 1995.

     The Company's long-term debt and capitalized lease obligations, excluding the 5.5% convertible subordinated notes due June 1, 2001, totaled $10.2 million at June 30, 1996. Approximately $2.7 million of such debt is scheduled for payment during the next twelve months. Such debt agreements, excluding the 5.5% convertible subordinated notes due June 1, 2001, contain provisions regarding the maintenance of certain net income per quarter, net worth, working capital and other financial ratios. While the Company was in compliance with the covenants contained in such agreements, as amended, at June 30, 1996, there can be no assurance that the Company will maintain the required net income per quarter, net worth, working capital and other financial ratios in the future. If the Company's creditors were to accelerate the maturity of the Company's long-term debt and capitalized lease obligations, excluding the 5.5% convertible subordinated notes due June 1, 2001, due to future non-compliance with such covenants, the Company's cash and cash equivalents would be reduced accordingly.

     The Company has a bank line of credit for up to $37.5 million which expires on January 3, 1997. Availability of the line of credit is subject to borrowing base requirements, cash flow based borrowing restrictions and compliance with loan covenants and restrictions which are similar to the covenants and restrictions in the Company's equipment financing agreements. There were no borrowings against this line of credit at June 30, 1996 nor at any time during the quarter ended June 30, 1996. Currently, no borrowings are available under this line of credit due to the cash flow based borrowing restrictions.

     Due to the anticipated use of cash for increased inventories in the remainder of fiscal 1996, the lack of availability under the Company's line of credit and other factors, the Company will attempt to negotiate additional financing arrangements during the next several months. However, there can be no assurance that additional financing arrangements will be available to the Company or will be available on reasonable terms.

     The Company's current capital plan and estimated working capital requirements are based on various product mix, selling price and unit demand assumptions and are, therefore, subject to revision due to future market conditions. If the Company is successful in achieving its business plan during the remainder of fiscal 1996, the Company believes that cash flows from operations, current cash balances, and anticipated available equipment financing will be sufficient to fund operations, capital investments and research and development projects currently planned. The Company's ability to achieve its business plan in the remainder of fiscal 1996 is dependent upon increasing sales of the Company's 6x86 microprocessors, ongoing performance enhancements to the 6x86 processor design to remain competitive with the leading performance processors in the market, ongoing improvement in manufacturing yields by IBM, pricing conditions and other factors. There can be no assurance, however, that demand for the Company's products will increase sufficiently or that the Company and its suppliers can accomplish these performance improvements and cost reductions. Further, Intel, AMD and other competitors could introduce products with better performance than the Company's products or significantly decrease the price of products which are comparable to the Company's products to protect or gain market share. Risks associated with enhancing the designs of, ramping production of, and obtaining sales orders for the Company's microprocessors are discussed in Results of Operations - Net Revenues, Reliance on Third-Party Manufacturers and Product Transitions. If the Company's cash flows from operations, current cash balances and potential additional financing arrangements are not sufficient to fund operations, capital investments and research and development projects currently planned, the Company may attempt to sell additional equity securities or issue debt to meet any such requirements. However, there can be no assurance that market conditions will make the sale of additional equity securities or the issuance of debt financially attractive.

     Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings, if any, and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry which often results in volatility of the Company's common stock price.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     With the exception of historical information, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, trends in the personal computer market, product acceptance and demand, competitive products and pricing, new product development, availability of manufacturing capacity and competitive process technologies, availability of competitive chipsets, motherboards and software which support the company's products, the Company's ability to access external sources of capital and other risks indicated in this filing and prior filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Current Litigation

     See Note 6 to the  Consolidated  Financial  Statements  included in Part I,
Item 1 for a description of material pending litigation and certain related settlements.

     The final outcome of one or more of the issues subject to litigation as described in Note 6 to the Consolidated Financial Statements could have a material adverse effect on the Company's results of operations during the remainder of fiscal 1996 or a subsequent period.

     Potential Future Litigation

     The Company believes that Intel has a strategy of protecting its market share by filing intellectual property lawsuits against its competitors, and that Intel may assert additional patent infringement claims against the Company in the future. Potential additional Intel litigation would likely involve different patents with new combination or system claims. In addition, new patent applications are continually being filed, and pending United States patent applications are confidential until patents are issued. Thus, it is impossible to ascertain all potential patent infringement claims. The damages and legal and other expenses of any such litigation could materially and adversely affect the Company's future operating results. There could be no assurance as to the outcome of any such litigation, and an adverse decision could render the Company insolvent or severely impair the Company's future business prospects.

     In addition, there are many patents held by companies other than Intel which relate to the design and manufacture of semiconductor components, including microprocessors, and computer systems. Potential claims of infringement could be asserted by other holders of patents relating to semiconductor components or computer systems. Currently, the Company is a licensee under a limited number of specified patents under an agreement with Intel and is not a licensee under any patent license agreement with any other party. If the Company is alleged to infringe one or more patents, it may seek a license to the patent. However, there can be no assurance that a license will be available or available on reasonable terms. In such event, the Company may be forced to litigate the matter. If litigation were to commence, a license is not available on reasonable terms or if any other third party is found to have a valid claim against the Company, it could have a material adverse effect on the Company.

Item 4.       Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on April 27, 1996, the following persons were elected to the Board of Directors:

                                             Affirmative                Votes                   Broker
                                                Votes                 Withheld                 Non-votes
                                             -----------             -----------              -----------

     Gerald D. Rogers                         16,990,865                 150,221                   0
     Harvey B. Cash                           17,045,081                  96,005                   0
     L.J. Sevin                               17,045,691                  95,395                   0
     Jack Kemp                                17,033,467                 107,619                   0


The following proposals were also approved at the Company's Annual Meeting of Stockholders:

                                             Affirmative          Negative                                Broker
                                                Votes              Votes            Abstentions          Non-votes
                                           ----------------    ---------------     ---------------    ----------------
Amendment and restatement of the
Restated Certificate of Incorporation to
increase the number of authorized shares
of Common Stock to 60,000,000 shares.            16,790,751            280,146              69,189               1,000

Amendment of the 1988 Incentive Stock
Plan to increase the number of shares
available to be issued upon exercise of
stock purchase rights and options
granted, and stock bonuses awarded by
1,000,000 shares to 7,218,334 shares of
Common Stock.                                     9,238,802          1,275,063             346,403           6,280,818

Ratification of Ernst & Young LLP as
independent auditors of the Company for
the fiscal year ending December 31, 1996         17,045,196             47,352              48,538                   0



Item 5.       Other Information

     Effective August 12, 1996, James N. Chapman, Senior Vice President of Sales, resigned from the Company. Effective July 31, 1996, Michael E. Barton, Vice President of Sales for the Americas, resigned from the Company.

Item 6.        Exhibits and Reports on Form 8-K

          a. Exhibit 10.19. Agreement for Purchase of Products (Foundry) entered into as of May 17, 1996 between IBM Microelectronics and Cyrix Corporation. (Portions have been omitted and filed separately with the Commission in reliance on Rule 24b-2 and the Registrant's request for confidential treatment).

               Exhibit 11. Earnings per Common and Common Equivalent Share.

          b. On May 23, 1996, the Company filed a report on Form 8-K incorporating its May 22, 1996 press release announcing the Company's intention to offer for sale $110 million of 5.5% convertible subordinated notes.

               On   June  27,  1996,   the  Company   filed  a  report  on  Form
               8-K incorporating its June 21, 1996 press release announcing the Company's expected loss for the quarter ending June 30, 1996.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Cyrix Corporation


Date:  August 14, 1996                               By:    Jay Swent
                                                        -----------------------
                                                            Jay Swent
                                               Senior Vice President of Finance
                                                       and Administration
                                                 (Principal Financial Officer)

                                                     By:    Timothy W. Kinnear
                                                        -----------------------
                                                            Timothy W. Kinnear
                                                   Vice President of Finance
                                                 (Principal Accounting Officer)

                                INDEX TO EXHIBITS


   Exhibit
   Number             Description
- --------------------------------------------------------------------------------

    10.19    Agreement for Purchase of Products (Foundry)
             Entered into as of May 17, 1996 between
             IBM Microelectronics and Cyrix Corporation

    11       Earnings per Common and Common Equivalent Share