Form 10-Q
period 1996-09-30
CYRIX CORP
filed 1996-11-13
CIK 867105

-----------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                 ---------------

                  (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from .... to ....

                             Commission File 0-21904

                                Cyrix Corporation
             (Exact name of registrant as specified in its charter)

                               Delaware 75-2218250
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 Identification Number)

               2703 North Central Expressway, Richardson, TX 75080
                    (Address of principal executive offices)
                                   (Zip Code)

                                  214-968-8387
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
     ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.004 Par Value                              19,506,577
       (Title of Each Class)                   (Number of Shares Outstanding at
                                                        November 8, 1996)
                -----------------------------------------------

                                CYRIX CORPORATION

                                      INDEX

Part I.  Financial Information                                       Page No.

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of
                 September 30, 1996 and December 31, 1995               3-4

                 Consolidated Statements of Income
                 for the three months and six months
                 ended September 30, 1996 and 1995                       5

                 Consolidated Statements of Cash Flows for the
                 six months ended September 30, 1996 and 1995            6

                 Notes to Consolidated Financial Statements             7-11

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         12-19

Part II. Other Information

         Item 1. Legal Proceedings                                       20

         Item 5. Other Information                                       20

         Item 6. Exhibits and Reports on Form 8-K                        20

         Signature Page                                                  21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CYRIX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                                 (In thousands)


                                                                                September 30,     December 31,
                                                                                    1996              1995
                                                                              ------------------ ----------------
Current assets:
    Cash and cash equivalents                                                      $56,300           $44,334
    Trade accounts receivable, net of valuation allowances of  $3,614 at
        September 30, 1996 and $4,500 at December 31, 1995
                                                                                    33,998            44,727
    Inventories:
        Raw materials                                                               18,779             1,330
        Work in process                                                             29,727             6,482
        Finished goods                                                               3,157             4,461
                                                                              ------------------ ----------------
           Total inventories                                                        51,663            12,273

    Prepayment for product purchases (Note 5)                                       15,658            13,333
    Income taxes receivable                                                         15,749             3,089
    Deferred taxes                                                                   7,418            10,845
    Other assets                                                                       660               377
                                                                              ------------------ ----------------
Total current assets                                                               181,446           128,978

Property and equipment
    Land                                                                             4,964             4,964
    Building and improvements                                                       10,865             5,634
    Machinery and equipment                                                        131,076           125,050
                                                                              ------------------ ----------------
                                                                                   146,905           135,648
    Accumulated depreciation                                                       (56,240)          (37,341)
                                                                              ------------------ ----------------
                                                                                    90,665            98,307

Prepayment for product purchases, less current portion (Note 5)                     34,979            40,698
Deferred taxes and other assets                                                      4,061               802
                                                                              ------------------ ----------------
Total assets                                                                      $311,151          $268,785
                                                                              ------------------ ----------------






                       CYRIX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)


                                                                           September 30,      December 31,
                                                                               1996               1995
                                                                         ------------------ ------------------
Current liabilities:
    Accounts payable                                                          $21,959            $15,239
    Accrued salaries and benefits                                               3,840              3,469
    Deferred income and distributor reserves                                    7,126             15,526
    Current maturities of long-term debt and capitalized lease
        obligations (Note 4)                                                    3,058             20,053
    Other accrued expenses                                                      8,949              6,180
                                                                         ------------------ ------------------
Total current liabilities                                                      44,932             60,467

Long-term debt and capitalized lease obligations, less current
        maturities (Note 4)                                                    10,507             62,325
Deferred income taxes                                                           2,189                 --
5.5% convertible subordinated notes due June 1, 2001 (Note 4)
                                                                              126,500                 --

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity:
    Common stock,  $.004 par value;  authorized 60,000 shares,  issued 20,228 at
        September 30, 1996 and December 31, 1995
                                                                                   81                 81
    Additional capital                                                         48,688             46,256
    Retained earnings                                                          78,300             99,712
    Less treasury stock, at cost, 746 shares at September 30, 1996 and
        991 shares at December 31, 1995
                                                                                 (46)                (56)
                                                                         ------------------ ------------------
Total stockholders' equity                                                    127,023            145,993
                                                                         ------------------ ------------------
Total liabilities and stockholders' equity                                   $311,151           $268,785
                                                                         ------------------ ------------------




                                           See accompanying notes.





                       CYRIX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                   Fiscal Quarter Ended September 30,    Nine Months Ended September 30,
                                                         1996              1995               1996              1995
                                                  --------------------------------------------------------------------------

Net product sales                                      $31,508            $53,498         $105,775            $173,880
Royalty revenue (Note 3)                                 1,598                 74            5,992              15,074
                                                  --------------------------------------------------------------------------
Net revenues                                            33,106             53,572          111,767             188,954

Cost of sales                                           21,811             34,982           74,578             105,962
                                                  --------------------------------------------------------------------------
                                                        11,295             18,590           37,189              82,992
                                                  --------------------------------------------------------------------------
Expenses:
   Marketing, general and administrative                13,870              8,755           40,852              29,135
   Research and development                              8,073              7,571           24,569              21,881
                                                  --------------------------------------------------------------------------
                                                        21,943             16,326           65,421              51,016
                                                  --------------------------------------------------------------------------

Income (loss) from operations                          (10,648)             2,264          (28,232)             31,976
Other income and expense:
   Income from litigation settlement                     2,000                 --            2,000              10,000
   Interest income                                         681                627            1,522               2,025
   Interest expense                                     (2,557)            (2,043)          (6,850)             (4,598)
                                                  --------------------------------------------------------------------------
                                                           124             (1,416)          (3,328)              7,427
                                                  --------------------------------------------------------------------------
Income (loss) before provision for income taxes
   and extraordinary item                              (10,524)               848          (31,560)             39,403
Provision (benefit) for income taxes                    (3,578)               291          (11,210)             13,868
                                                  --------------------------------------------------------------------------
Net income (loss) before extraordinary item             (6,946)               557          (20,350)             25,535

Extraordinary loss from early extinguishment of
   debt, net of income tax benefit of $598                  --                 --           (1,062)                 --
                                                  --------------------------------------------------------------------------

Net income (loss)                                       (6,946)             $ 557         ($21,412)           $ 25,535
                                                  --------------------------------------------------------------------------

Net income (loss) per common and common equivalent share:
   Income (loss) before extraordinary item             ($0.36)              $0.03           ($1.05)              $1.28
   Extraordinary item                                      --                  --            (0.06)                 --
                                                  --------------------------------------------------------------------------
    Net income (loss)                                  ($0.36)              $0.03           ($1.11)              $1.28
                                                  --------------------------------------------------------------------------

Weighted average common and common
   equivalent shares outstanding                        19,463             20,126           19,376              19,910
                                                  --------------------------------------------------------------------------



                                          See accompanying notes.




                       CYRIX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              Nine Months Ended September 30,
                                                                                  1996               1995
                                                                           ---------------------------------------
Operating Activities
Net income (loss)                                                                ($21,412)          $25,535
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                  20,356            13,028
    Provision for doubtful accounts and OEM
      customer returns and pricing allowances                                      13,328             5,556
    Income taxes                                                                   (7,044)           (1,058)
    Amortization of debt issue costs                                                  191                --
    Changes in operating assets and liabilities:
      Receivables                                                                  (2,598)           (4,102)
      Inventories                                                                 (39,389)            1,116
      Other current assets                                                           (283)              (16)
      Accounts payable                                                              6,720            (6,915)
      Deferred litigation settlement                                                   --            (5,000)
      Deferred income and distributor reserves                                     (8,400)            4,201
      Other accrued expenses                                                        3,140            (1,447)
      Other assets, excluding deferred taxes                                       (3,451)               92
                                                                           ---------------------------------------
Net cash provided by (used in) operating activities                               (38,842)           30,990

Investing Activities
Prepayments for product purchases                                                 (10,000)          (32,367)
Reduction in prepayments for product purchases                                     13,393             3,740
Purchases of property and equipment                                                (9,535)          (74,829)
Proceeds from redemption of investments                                               --             16,178
                                                                           ---------------------------------------
Net cash used in investing activities                                              (6,142)          (87,278)

Financing activities
Proceeds from issuance of 5.5% convertible subordinate notes                       126,500               --
Proceeds from issuance of long term debt                                             5,500           68,019
Repayments of long-term debt and capitalized
  lease obligations                                                               (77,492)           (8,340)
Tax benefit from stock option exercises                                               382               917
Net proceeds from issuance of common stock                                          2,060             2,378
                                                                           ---------------------------------------
Net cash provided by financing activities                                          56,950            62,974
                                                                           ---------------------------------------

Increase in cash and cash equivalents                                              11,966             6,686
Cash and cash equivalents at beginning of period                                   44,334            43,064
                                                                           ---------------------------------------
Cash and cash equivalents at end of period                                        $56,300           $49,750
                                                                           ---------------------------------------

Financing and Investing Activities Not Affecting Cash
Capital lease obligations incurred                                                 $3,179                --

                             See accompanying notes.


                       CYRIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1996



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

         The Company uses a 52/53 week fiscal year that ends on or about December 31 and 13/14 week fiscal quarters that end on or about March 31, June 30 and September 30. The accompanying financial statements have been labeled as though the Company's accounting periods ended on the respective calendar year ended December 31 and the fiscal quarter ended September 30. Fiscal year 1995 ended December 31, 1995, the third fiscal quarter of 1996 ended September 29, 1996, and the third fiscal quarter of 1995 ended October 1, 1995. The third fiscal quarters of 1996 and 1995 were each 13 week fiscal quarters, and the nine month periods ending September 30, 1996 and 1995 were each 39 week periods.

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

3.       Royalty Revenue

         Royalty revenue based on the sale by third-party licensees of licensed products is recognized by the Company upon fulfillment of its contractual obligations and determination of a royalty amount based on units sold. Pursuant to a November 1994 agreement which settled the contractual dispute with Texas Instruments Incorporated ("TI"), on March 1, 1995 TI paid $15 million to the Company for past royalties and a fully paid-up license related to the Company's 486DLC and 486SLC microprocessor products licensed to TI. Pursuant to the same November 1994 agreement, during the fiscal quarter and nine months ended September 30, 1996, the Company received royalty revenue in the amount of $1.6 million and $6 million, respectively, from TI based on the sale of 486DX products.

4.       Long-term Obligations

         In May 1996, the Company issued $126.5 million of 5.5% convertible subordinated notes ("notes") due June 1, 2001. The notes are convertible into shares of the Company's common stock at the conversion rate of 25.1572 shares per $1,000 principal amount of notes (equivalent to a conversion price of $39.75 per share). The notes are subordinated to present and future senior indebtedness of the Company, and the notes are redeemable at the option of the Company, in whole or in part, on or after June 1, 1999. On August 22, 1996, the Company filed a shelf registration statement with the SEC with respect to the resale of the notes and the sale of the shares of common stock issuable upon conversion thereof. The Company has agreed to use reasonable efforts to cause the registration statement to become effective. The Company used approximately $66.6 million of the net proceeds of the offering to repay all of its outstanding indebtedness to International Business Machines Credit Corporation and General Electric Capital Corporation ("the equipment lenders"). The Company also used approximately $1.7 million ($1.1 million net of tax benefit) of the net proceeds of the offering to pay certain administrative fees and yield maintenance premiums incurred in connection with the early extinguishment of the indebtedness to the equipment lenders.

         In September 1996, the Company signed a financing agreement whereby its existing 9% note payable with a remaining principal balance of $2.6 million was replaced by a $5.5 million 8.875% note payable collateralized by land and buildings located in Richardson, Texas. The note will be repaid in equal monthly installments of $45,686 through October 1, 2006 with the remaining principal and interest payable on November 1, 2006.

         The Company has financed certain land, buildings and equipment under financing agreements which contain restrictive covenants including restriction on dividends, additional debt and certain other transactions and which include the maintenance of certain net worth, net income per quarter, working capital and other financial ratios.

5.       Commitments

         On April 8, 1994, the Company and International Business Machines Corporation ("IBM") signed an agreement whereby IBM's Microelectronics division agreed to manufacture specified quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1999 at defined prices. Cyrix is responsible for the total production costs (including equipment costs) of such specified quantities of products irrespective of the number of products actually ordered by the Company. Pursuant to this agreement, Cyrix has made a capital equipment investment of approximately $88 million in an IBM manufacturing facility. The depreciation expense associated with such capital equipment, which Cyrix owns, is reimbursed to the Company by IBM on a monthly basis. In the event of expiration or termination of this agreement by either party, IBM has the option to purchase this capital equipment from Cyrix at its then net book value, if any. Also, Cyrix made prepayments for product purchases of approximately $30 million during fiscal 1994, $30 million during fiscal 1995 and $10 million on
January 1, 1996. Under the original agreement, two additional product prepayments of $10 million each would be due on January 1, 1997 and January 1, 1998. However, during September 1996, the Company reached an agreement with IBM to postpone the $10 million dollar prepayment that was originally due on January 1, 1997 until April 1, 1997. Such prepayments will be credited to Cyrix as it purchases wafers from IBM at defined prices during the period from July 1, 1995 through December 31, 1999. In addition to supplying microprocessors to Cyrix, IBM has the right to manufacture an equivalent amount of Cyrix-designed products for use internally, to sell to original equipment manufacturers ("OEMs"), or to other customers.

         On May 17, 1996, the Company and IBM signed an additional agreement ("foundry agreement") whereby IBM's Microelectronics division agreed to manufacture specified quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1997 at defined prices. The Company had commitments to purchase a specified quantity of wafers from IBM for approximately $45 million during the second half of 1996. However, during September 1996, the Company and IBM agreed that the commitment to purchase such foundry wafers in the fourth quarter of 1996 could be canceled without a penalty to the Company. Under the modified agreement, IBM has the right to manufacture and sell the remaining 1996 foundry wafer commitment on its own behalf. Additionally, the Company can order wafers under the foundry agreement with six months notice to IBM.

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

         As part of the settlement agreement, the Company and Intel agreed to litigate in the United States District Court for the Eastern District of Texas, Sherman Division, whether products manufactured by SGS affiliates under the "have-made" provision in the SGS-Intel license, sold to SGS, and then sold to the Company fall within the scope of the SGS license. On December 30, 1994, the district court ruled that SGS was licensed by Intel to exercise have-made rights by having third parties (including SGS affiliates) manufacture and sell microprocessors to Cyrix free of claims of patent infringement by Intel. Intel appealed the ruling on March 7, 1995. On March 5, 1996, the Court of Appeals for the Federal Circuit affirmed the district court's December 1994 ruling. On March 18, 1996 Intel filed a petition for a rehearing of that decision with the Court of Appeals. In April 1996, the Court of Appeals denied Intel's petition for a rehearing. The time period during which Intel had the right to appeal the case to the United States Supreme Court expired without such appeal, and the Company received a $1 million settlement payment on July 30, 1996. Therefore, the Company recognized settlement income of $1 million in the third quarter of 1996.

         Similarly, the Company and Intel agreed to litigate in the United States District Court for the Eastern District of Texas, Sherman Division, whether IBM is licensed under claim 1 of the Crawford patent when manufacturing products that are primarily designed by the Company. On April 5, 1994, the district court granted IBM's motion to intervene, and on December 8, 1994, the district court ruled that IBM was licensed by Intel to act as a semiconductor foundry for Cyrix free of claims of patent infringement by Intel. Intel appealed the ruling on March 7, 1995. On March 5, 1996, the Court of Appeals for the Federal Circuit affirmed the district court's December 1994 ruling. The time period during which Intel had the right to appeal the case to the United States Supreme Court expired without such appeal, and the Company received a $1 million settlement payment on July 30, 1996. Therefore, the Company recognized settlement income of $1 million in the third quarter of 1996.

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

         In June 1995, all of the actions were consolidated into one complaint in the federal district court in Dallas, Texas. The Company moved to dismiss the consolidated amended class action complaint in July 1995. On August 20, 1996, the United States District Court for the Northern District of Texas, Dallas Division, entered an order dismissing plaintiffs' complaint for failure to properly plead a cause of action. The court, however, dismissed plaintiffs' complaint "without prejudice", and permitted plaintiffs leave to amend their complaint by September 10, 1996 to cure its deficiencies. No such amendment was filed and on September 26, 1996, the U.S. District Court in Dallas entered a judgement dismissing the securities class action lawsuit against the Company and various of its officers. However, there can be no assurance that lawsuits of this nature will not be filed in the future against the Company. A decision adverse to the Company in any matter of this nature could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

         Gateway Trademark Litigation

     By letter dated May 17, 1996, Gateway 2000, Inc. ("Gateway") alleged that Cyrix "is infringing valuable trademark and trade dress rights of Gateway 2000" in advertisements promoting Cyrix's 6x86(TM) personal computer systems. Gateway asserts that Cyrix's "reproduction, copy and colorable imitation of Gateway's registered trademark and trade dress in connection with advertising Cyrix's goods is likely to cause confusion, mistake or deceive the public within the meaning of the Lanham Act." The letter threatens Cyrix with actions for trademark infringement, false advertising and trade disparagement, and unfair competition. Finally, the letter suggests that Gateway might assert its rights in other nations if the advertisements have been distributed on the international market.

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

         Subsequently, in late June and early July Gateway filed actions in state court in New York, New Jersey, Connecticut, Massachusetts and California. The state court cases are essentially the same and allege that Cyrix has violated anti-dilution laws, deceptive trade practices laws, trademark infringement laws, and unfair competition laws. Cyrix believes that Gateway has also made claims under the Federal Trademark Act and certain state law claims preempted by the Federal Copyright law. Gateway has requested, among other relief, preliminary and permanent injunctions, as well as actual and punitive damages. In each of the five cases, Gateway is seeking actual damages (typically asserting such amount is at least one million dollars) and punitive damages.

         The trial of the New York State Supreme court case is tentatively set for sometime in December 1996.

     Cyrix believes that it has meritorious defenses to Gateway's claims and intends to pursue the litigation vigorously. This litigation is now commencing the discovery phase and the ultimate outcome of this dispute cannot presently be determined. A decision adverse to the Company in this matter, if not covered by the Company's insurance policies, could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

         Other Matters

         The Company is a defendant in various other minor actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The  following  table  sets  forth  items  from  Cyrix's   Consolidated
Statements of Income as percentages of net revenues:

                                                Fiscal Quarter Ended  September 30,        Nine Months Ended September 30,
                                                     1996               1995                   1996               1995
                                                --------------      -------------        --------------      -------------

Net product sales                                       95.2   %           99.9   %             94.6    %           92.0   %
Royalty revenue                                          4.8                  .1                 5.4                 8.0
                                                --------------      -------------        --------------      -------------
Net revenues                                           100.0              100.0                100.0               100.0
Cost of sales                                           65.9               65.3                 66.7                56.1
Marketing, general and administrative                   41.9               16.3                 36.6                15.4
Research and development                                24.4               14.1                 22.0                11.6
                                                --------------      -------------        --------------      -------------
Income (loss) from operations                          (32.2)               4.3                (25.3)               16.9
Net interest expense                                    (5.7)              (2.7)                (4.8)               (1.4)
Income from litigation settlement                        6.0                 --                  1.8                 5.3
                                                --------------      -------------        --------------      -------------
Income (loss) before provision for income
    taxes and extraordinary item                       (31.8)               1.6                (28.2)               20.8
Provision (benefit) for income taxes                   (10.8)                .6                (10.0)                7.3
                                                --------------      -------------        --------------      -------------
Net income (loss) before extraordinary item
                                                       (21.0)               1.0                (18.2)               13.5
Extraordinary loss from early extinguishment
    of debt                                              --                  --                 (1.0)                 --
                                                --------------      -------------        --------------      -------------

Net income (loss)                                      (21.0)  %            1.0   %            (19.2)   %           13.5   %
                                                --------------      -------------        --------------      -------------


Results of Operations

         Net Revenues. Net product sales of $31.5 million for the third quarter of fiscal 1996 decreased 41% compared with net product sales of $53.5 million for the third quarter of fiscal 1995. Net product sales of $105.8 million for the nine months ended September 30, 1996 decreased 39% compared with net product sales of $173.9 million for the same period of fiscal 1995. Processor unit shipments for the quarter and nine months ended September 30, 1996 declined by approximately 67% and 58%, respectively, compared with unit shipments of the same periods of fiscal 1995. During the nine months ended September 30, 1996, sales of 6x86(TM) and 5x86(TM) microprocessors represented over 90% of the Company's net product sales; sales of its 486 microprocessors, which accounted for over 87% of the Company's net product sales during the first nine months of fiscal 1995, decreased substantially as their average selling prices and unit shipments of such prior generation products declined. Competitive pressures also resulted in signicant declines in average selling prices of the Company's 6x86 microprocessors during the third quarter. The Company began selling computer systems during the second quarter of 1996; revenue from the sale of computer systems accounted for less than 10% of the Company's net product sales for the quarter and nine months ended September 30, 1996.

         Sales of processors to international customers constituted 68% and 62% of processor product sales in the third quarters of fiscal 1996 and 1995, respectively. Sales of processors to international customers constituted 58% and 67% of processor product sales in the nine months ended September 30, 1996 and 1995, respectively. Sales of processors to international customers are made primarily to customers in Europe, Taiwan, Hong Kong, Korea and Japan. The Company currently sells its computer systems only to domestic customers.

         Net revenues for the first nine months of fiscal 1995 included a one-time royalty payment in the amount of $15 million received from TI for past royalties and a fully paid-up license related to the Company's 486DLC and 486SLC microprocessor products. Net revenues for the quarter and nine months ended September 30, 1996 included royalty payments of $1.6 million and $6 million, respectively, received from TI based on sales of 486DX products licensed by the Company.

         The outlook for the Company's revenue growth, if any, is dependent upon the following factors among others: trends in the personal computer market, product development, chip set, motherboard and BIOS infrastructure support for the Company's products, verification of the Company's microprocessors' compatibility with industry standard hardware and software, market acceptance, product availability and competition. Since all of the Company's products are used in personal computers, the Company's business is closely tied to the performance of the personal computer industry. A reduced rate of growth in the demand for microprocessors could adversely affect the market for the Company's products. From time to time, the personal computer market and semiconductor industries have experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns have been characterized by diminished product demand, production over-capacity and subsequent accelerated erosion of average selling prices. The Company's business could be materially and adversely affected by industry-wide fluctuations in the future.

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

         During fiscal 1996, the Company began volume production of its 6x86-P120, -P133, -P150 and -P166 microprocessors, which provide system-level performance competitive with Intel Pentium microprocessors. The Company also introduced its 6x86-P200 microprocessors in limited volume. However, to date, the Company has experienced a lack of acceptance by large OEMs because, the Company believes, the OEMs have more confidence in Intel's financial strength, ability to access advanced process technologies, introduce microprocessors with industry-leading performance in a timely manner, supply adequate volumes of processors which meet such OEMs' performance requirements, and deliver core logic chip sets, motherboards, BIOS software and other components which compliment the microprocessor in a computer platform. Given Intel's dominance of much of the personal computer platform and its efforts to consolidate its dominant market position through an intensive advertising campaign designed to strengthen brand loyalty to Intel by the personal computer end-user, there can be no assurances that manufacturers of personal computers will design the 6x86 or future products into personal computers or purchase such 6x86 or future products in volumes and at prices that will enable Cyrix to maintain or increase its quarterly revenues.

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

         The Company relies on third parties to manufacture its processors (see risks relating to reliance on third-party manufactures in Other Factors Affecting Results of Operations). Volume production of the 6x86 processors began in the first quarter of fiscal 1996 at IBM. While performance and cost of 6x86 processors manufactured at IBM has been acceptable in fiscal 1996, the Company is working on performance enhancements to the 6x86 processor design to remain competitive with the leading performance processors in the market and ongoing improvement in manufacturing yields by IBM. However, obtaining these objectives will be difficult, and there can be no assurances that the Company and its suppliers can successfully supply advanced microprocessors with competitive performance and cost in commercial volumes in the remainder of fiscal 1996 and thereafter. In addition to supplying microprocessors to Cyrix, IBM has the right to manufacture specified quantities of Cyrix-designed products for use internally, to sell to OEMs, or to sell to other customers. The Company has also licensed certain product rights to SGS and may face competition from SGS during the latter half of 1996 and thereafter if SGS is able to manufacture the 6x86 microprocessor with competitive performance. Thus, even after a Cyrix product has been designed into an OEM's personal computer, the Company has recently and may in the future face competition from IBM and SGS. Further, Intel and other competitors are expected to employ more advanced manufacturing processes than are available to the Company from IBM and SGS, potentially resulting in improved product performance and decreased manufacturing costs as compared with the Company. Given the financial strength and manufacturing advantages of Intel and other competitors, the Company's future revenues and profits may be adversely affected by price reductions by Intel, Advanced Micro Devices, Inc. ("AMD"), IBM, SGS and other competitors.

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

         Gross Margins. The Company's gross margin decreased to $11.3 million for the third quarter of 1996 from $18.6 million for the same period of 1995. The Company's gross margin decreased to $37.2 million for the nine months ended September 30, 1996 from $83 million for the same period of 1995. During the nine months ended September 30, 1996, the Company's gross margins declined compared with the same period of fiscal 1995 due to a reduction in net product sales (see Net Revenues above), a reduction in royalty revenue (see Net Revenues above) and lower yield rates of the more complex 6X86 microprocessor as well as intense pricing pressure of the microprocessors from the Company's competitors.

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

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the third quarters of fiscal 1996 and 1995 were $13.9 million and $8.8 million, respectively. Marketing, general and administrative expenses for the nine months ended September 30, 1996 and 1995 were $40.9 million and $29.1 million, respectively. Marketing, general and administrative expenses for the quarter and nine months ended September 30, 1996 increased compared with the same periods of fiscal 1995 primarily due to an increase in advertising and marketing efforts related to the Company's 6x86 microprocessor and the introduction of Cyrix personal computer systems and due to a $1.0 million write-off of capitalized software costs. In the remainder of fiscal 1996, the Company intends to continue to assist its customers to advertise products which contain Cyrix's 6x86 processors but intends to reduce its personal computer systems advertising expenses.

         Research and Development Expenses. The Company's research and development expenses for the third quarters of fiscal 1996 and 1995 were $8.1 million and $7.6 million, respectively. The Company's research and development expenses for the nine months ended September 30, 1996 and 1995 were $24.6 million and $21.9 million, respectively. The increase of research and development expenses in the quarter and nine months ended September 30, 1996 compared with the same periods of fiscal 1995 was attributable to the expansion of the Company's engineering staff, design equipment and prototype expenses to support the development of microprocessor products. The Company intends to continue to increase its research and development expenses in an effort to enhance existing products and develop technologically advanced products; however, there can be no assurance that the Company's design efforts will be successful.

         Interest Expense. Interest expense for the quarter and nine months ended September 30, 1996 increased to $2.6 million and $6.9 million, respectively, compared with $2.0 million and $4.6 million, respectively, for the same periods of fiscal 1995 as long-term debt and capitalized lease obligations increased when comparing the same periods.

         Litigation Settlement. Other income for the third quarter of 1996 includes a settlement of $2 million from Intel related to litigation concerning the Company's microprocessor products (see Note 6 to the Consolidated Financial Statements). Other income for the nine months ended September 30, 1995 included a one-time settlement of $10 million from Intel related to litigation concerning the Company's microprocessor products also described in Note 6 to the Consolidated Financial Statements.

         The final  outcome of the issues  subject to litigation as described in
Note 6 to the Consolidated Financial Statements could have a material adverse effect on the Company's results of operations during fiscal 1996 or a subsequent period. In addition, potential future litigation could have a material adverse effect on the Company's results of operations in future periods.

     Provision (Benefit) for Income Taxes. The Company's effective tax rate was 36% and 35% in the nine months ended September 30, 1996 and 1995, respectively.

Other Factors Affecting Results of Operations.

         Reliance on Third-Party Manufacturers. During the nine months ended September 30, 1996, all of the Company's processors were manufactured and sold to the Company by IBM and all of the company's computer systems were integrated by EDS. The Company's 6x86 microprocessors are more complex than its earlier generation microprocessors, and such microprocessors require more advanced manufacturing processes than those required for the Company's previous products. Further, there can be no assurance that Cyrix will be able to successfully ramp and sustain production of 6x86 products at IBM without experiencing yield problems or performance issues in the remainder of fiscal 1996 and beyond. If IBM is unable to produce the committed quantities of 6x86 products at acceptable yields, there would be a material adverse effect on the Company's revenues, margins and operating results.

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

         While the Company believes that, during the remainder of fiscal 1996, its 6x86 microprocessors will offer performance competitive with the leading performance processors in the market at competitive prices for desktop personal computers, there can be no assurance that the Company will be able to successfully improve the performance of its microprocessors at the rate required to remain competitive with the leading performance processors in the market or compete against price decreases, since Intel and several of the Company's other competitors have substantially greater financial, technical, manufacturing and marketing resources than the Company. Further, Intel and other competitors are expected to introduce microprocessors with enhanced multimedia functionality and clock rates in excess of 200 MHz during fiscal 1996 or early 1997. There can be no assurances that the Company will not experience delays in introducing and ramping production of microprocessors with features and performance competitive with such high performance, multimedia processors introduced by Intel and other competitors. If the Company does experience such a delay in transitioning to high performance, multimedia processors, the period of time and the impact on profit margins during this product transition will be dependent upon several factors including, but not limited to the following: Cyrix may experience performance difficulties with the new product designs; Cyrix may not be able to successfully ramp production of new products at IBM and SGS without yield problems or other performance issues; and personal computer manufacturers may not design the Company's new products into their notebook and desktop computers in a timely manner or purchase the Company's products in the volumes and at the prices necessary to offset the declining market, declining average selling prices and profit margins of previous generation processors. Further, Intel, AMD, IBM, SGS and other competitors have in the past and could in the future significantly decrease the price of products which compete with the Company's products to protect or gain market share.

         Purchase commitments. Under an April 1994 agreement with IBM, Cyrix is responsible for the total production costs of specified quantities of products during each calendar quarter until the end of fiscal 1999 irrespective of the number of products actually ordered by the Company. At the end of 1995, the Company anticipated a significant increase in the demand for its 6x86 processors, for which volume production began during the first quarter of 1996, as the introduction of such products represented the first time that the
Company's microprocessors were able to provide system-level performance competitive with Intel's high performance products. Therefore, on May 17, 1996, the Company and IBM signed a foundry agreement whereby IBM's Microelectronics division agreed to manufacture additional quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1997 at defined prices. Under the May 1996 foundry agreement with IBM, the Company had a commitment to purchase a specified quantity of wafers from IBM for approximately $45 million during the second half of 1996. In June of 1996 and in subsequent months, demand for the Company's microprocessors has not increased as rapidly as previously anticipated by the Company. During the third quarter of fiscal 1996, the Company only sold approximately 32% of the units it purchased from IBM during the same time period. Therefore, the Company's processor inventory increased substantially by September 30, 1996. Although the foundry agreement contains penalties for any reduction in the quantities of wafers to be purchased under the agreement, the Company reached an agreement with IBM in September 1996 to eliminate its purchase commitments for the fourth quarter of 1996 without incurring such penalties. The Company has no further purchase commitments under the foundry agreement for fiscal 1997. However, the Company can still purchase product under the foundry agreement with six months notice to IBM. Nevertheless, the Company's commitment to purchase wafers under the April 1994 agreement has not been reduced. The Company's risk of purchasing excess inventory is heightened because the Company's customers place orders with short lead times and minimal, if any, cancellation penalties. There can be no assurance that the Company will not purchase excess inventories and incur product write-offs or write-downs in the remainder of fiscal 1996 or subsequent periods. Further, there can be no assurance that the Company will be able to forecast more accurately in the future as Intel maintains its dominant market share, product life cycles become shorter and more difficult to predict and price changes and transitions to new products become more rapid.

         General. The markets for the Company's products are characterized by a highly competitive and rapidly changing environment in which operating results are subject to the effects of frequent product introductions, manufacturing technology innovations and rapid fluctuations in product demand. While the Company attempts to identify and respond to these changes as soon as possible, prediction of and reaction to such events is difficult.

         The Company offers warranties for all of its products, the terms of which the Company believes are standard for the industry. Under such warranties, the Company may be obligated to replace defective products or products that do not perform to applicable industry standards or refund the purchase price of any such products. The Company could be obligated to recall any product that does not perform to applicable industry standards, and such a recall could have a material adverse effect on the Company's results of operations and future prospects.

         International sales represent a significant portion of the Company's net product sales. Further, many of the motherboards, chip sets and other components required to manufacture personal computers are manufactured outside of the United States. If the Company's overseas suppliers or customers were disrupted, or shortages in the various essential materials were to occur due to foreign political or economic factors, there could be a material adverse effect on the Company's operations.

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

Liquidity and Capital Resources

         Cash and cash equivalents totaled $56.3 million at September 30, 1996 compared with $44.3 million at December 31, 1995. The Company's primary source of cash in the nine months ended September 30, 1996 was the net proceeds of a May 1996 issuance of $126.5 million of 5.5% convertible subordinated notes due June 1, 2001. The Company's primary uses of cash in the nine months ended September 30, 1996 consisted of principal payments and early extinguishment of certain long-term debt and capitalized lease obligations, capital equipment purchases, operating losses and an increase in inventories.

         Under an April 1994 agreement with IBM, Cyrix is responsible for the total production costs of specified quantities of products during each calendar quarter until the end of fiscal 1999 irrespective of the number of products actually ordered by the Company. During the second and third quarters of fiscal 1996, the Company purchased an excess supply of products from IBM. Therefore, the Company's processor inventory increased substantially during that period. The Company also has a commitment to continue to purchase wafers under the April 1994 agreement with IBM through December 1999. If demand for the Company's products does not increase substantially during the remainder of 1996 and in the future, a significant portion of the Company's current cash balances will be used to fund an increase in inventories.

         The Company's expenditures for capital equipment decreased significantly in the nine months ended September 30, 1996 as compared with the capital expenditures during the same period of fiscal 1995 as the Company completed substantially all of the capital equipment investment required by the agreement with IBM during 1995. While the Company intends to invest in additional engineering design equipment, software and manufacturing test equipment and has expanded its corporate headquarters in fiscal 1996, capital expenditures are expected to be substantially lower during the remainder of fiscal 1996 compared with fiscal 1995.

         The Company's long-term debt and capitalized lease obligations, excluding the 5.5% convertible subordinated notes due June 1, 2001, totaled $13.6 million at September 30, 1996. Approximately $3.1 million of such debt is scheduled for payment during the next twelve months. Such debt agreements, excluding the 5.5% convertible subordinated notes due June 1, 2001, contain provisions regarding the maintenance of certain net income per quarter, net worth, working capital and other financial ratios. While the Company was in compliance with the covenants contained in such agreements, as amended, at September 30, 1996, there can be no assurance that the Company will maintain the required net income per quarter, net worth, working capital and other financial ratios in the future. If the Company's creditors were to accelerate the maturity of the Company's long-term debt and capitalized lease obligations, excluding the 5.5% convertible subordinated notes due June 1, 2001, due to future non-compliance with such covenants, the Company's cash and cash equivalents would be reduced accordingly.

         The Company has a bank line of credit for up to $37.5 million which expires on January 3, 1997. Availability of the line of credit is subject to borrowing base requirements, cash flow based borrowing restrictions and compliance with loan covenants and restrictions which are similar to the covenants and restrictions in the Company's equipment financing agreements. There were no borrowings against this line of credit at September 30, 1996 nor at any time during the quarter ended September 30, 1996. Currently, no borrowings are available under this line of credit due to the cash flow based borrowing restrictions.

         Due to the anticipated use of cash for general operating purposes in the remainder of fiscal 1996, the lack of availability under the Company's line of credit and other factors, the Company will attempt to negotiate additional financing arrangements during the next several months. However, there can be no assurance that additional financing arrangements will be available to the Company or will be available on reasonable terms.

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


Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibit 11.  Earnings per Common and Common Equivalent Share.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          Cyrix Corporation


Date:  November 13, 1996                            By:   James W. Swent III
                                                        ----------------------
                                                          James W. Swent III
                                               Senior Vice President of Finance
                                                       and Administration
                                                 (Principal Financial Officer)

                                INDEX TO EXHIBITS

                                                               Sequentially
      Exhibit                                                    Numbered
      Number                  Description                          Page
-----------------------------------------------------------------------------

        11     Earnings per Common and Common Equivalent Share