Form 10-K405
period 1996-12-29
CYRIX CORP
filed 1997-03-10
CIK 867105

---------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                 ---------------

                  (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 29, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from ...... to ......

                             Commission File 0-21904

                                Cyrix Corporation
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 75-2218250

         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)          Identification Number)

                          2703 North Central Expressway
                              Richardson, TX 75080

                    (Address of principal executive offices)
                                   (Zip Code)


        Registrant's telephone number, including area code: 972-968-8387
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.004 PAR VALUE

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1997 was approximately $463,312,617. As of January 31, 1997, there were 19,577,957 outstanding shares of the registrant's Common Stock.

     Portions  of  the   registrant's   Proxy   Statement  to  be  furnished  to
stockholders in connection with its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                                             PART I


ITEM 1.  BUSINESS

GENERAL

     Cyrix Corporation (the "Company" or "Cyrix"), founded in 1988, designs, develops and markets IBM personal computer software-compatible ("IBM compatible") microprocessors for the personal computer industry. The X86 architecture, originally developed by Intel Corporation ("Intel"), has been the leading architecture for IBM compatible personal computer microprocessors. Cyrix seeks to serve the needs of the personal computer marketplace as an alternative source for X86 microprocessors of original design with competitive price/performance characteristics.

     Advanced processors such as those designed and sold by the Company impact the functionality, performance, reliability and cost of today's personal computers. The demand for increased performance from microprocessor-based personal computers and the proliferation of sophisticated, advanced software applications are forcing manufacturers of personal computers to bring increasingly complex, faster, smaller and less expensive products to market rapidly. Their ability to do so is largely dependent upon the designers, developers and manufacturers of microprocessors (such as Cyrix) and other complex integrated circuits.

PRODUCT DESIGN

     The Company's design system is based on a methodology that refines product specifications through an architectural modeling process. The modeling process consists of a behavioral modeling process to produce detailed design specifications and a logic design process to create schematic specifications from the detailed design specifications. The schematic specifications become the basis for the final stages of the design process, integrated circuit design, chip simulation and layout.

     The Cyrix design system involves integration of industry standard and Cyrix proprietary hardware and software components. The proprietary components are used throughout the design process primarily for simulation and testing for IBM compatibility. The use of these proprietary tools throughout the process and the refinement of specifications based on their output have enabled the Company to design and develop products that are IBM compatible.

PRODUCTS

     The Company competes primarily in the microprocessor segment of the semiconductor market. A microprocessor is a single integrated circuit that is responsible for the control of data flowing through the personal computer, the manipulation of data as specified by software running the personal computer and the coordination of all hardware functions within the system. As a result of these functions, the microprocessor is the primary component that determines whether a personal computer is IBM compatible. In 1992, the Company introduced microprocessors that were, to the Company's knowledge, the first microprocessors that were both 486 instruction-set compatible and 386 socket compatible. In 1993, the Company introduced its single-chip 486 microprocessor upgrades designed for 386DX and 386SX desktop personal computers and introduced the Cx486DX(TM) and Cx486DX2(TM) microprocessors, its first 486 socket compatible microprocessors with math coprocessing functionality on the chip. In 1995, the Company introduced its 5x86(TM) and 6x86(TM) microprocessors designed for portable and desktop computers. The 5x86 microprocessors provide system-level performance similar to systems containing Intel's entry level Pentium processors. The 6x86 microprocessors deliver performance in desktop computers which the Company believes to be competitive with most of the leading performance processors currently in the market.

     During fiscal 1997, the Company plans to introduce two new product designs, the MediaGX(TM) and the M2 processors. These new products are expected to provide the majority of the Company's revenue in the second half of fiscal 1997. Although the Company plans to sell significant quantities of 6x86 products in the first half of 1997, declining sales prices, continued pressure to introduce higher speed products and new functionality provided by competitive products make it necessary for the Company to produce and sell significant quantities of the next generation MediaGX and M2 products to achieve sales growth. The M2 processor is a socket seven compatible design that will compete with other x86 processors. As with any new product design, market acceptance depends on whether the product offers features that are attractive to the market and at a price that offers a clear price advantage to the Company's customers when compared with competitive products. Based on these factors, there is a risk that the Company's engineering resources will not be able to design in such features in a timely fashion and that it cannot build such next generation processors in enough quantity or at a cost that is competitive with other products in the market. In addition, the Company's MediaGX product utilizes a proprietary motherboard and chipset. Therefore, the Company must work more closely with suppliers of the motherboards, chip sets, software vendors and OEMs to ensure that the final product will deliver the performance and functionality that the OEM customer desires. Growth in revenue during 1997 can occur only if the Company successfully overcomes the risks inherent in these new products and develops sales of such products sufficient to replace the declines in 6x86 revenue expected in the latter half of the year.

     Since all of the Company's products are used in personal computers, the Company's business is closely tied to the performance of the personal computer industry. Further, the outlook for the Company's microprocessor products is highly dependent on the timing of new product introductions by the Company and its competitors and other microprocessor market conditions. Intel currently has a dominant microprocessor market share, dictates the performance standards required to compete in the microprocessor market and influences product life cycles through frequent product introductions, product enhancements and price competition. In addition to its dominant microprocessor market share, Intel is also beginning to dominate the entire personal computer platform. For example, Intel has obtained a dominant market share in sales of 64-bit or Pentium-class core logic chip sets and has emerged as the world's largest motherboard manufacturer. In fiscal 1995, Intel purchased an equity interest in Phoenix Technologies Ltd., a company which has approximately 30% of the market for BIOS (basic input/output system) software, which translates signals from the personal computer's operating system software to interface with the computer's hardware devices. Further, Intel manufactures personal computers, incorporating Intel microprocessors, chip sets, motherboards and other Intel-designed components, for resale by third-party original equipment manufacturers ("OEM") under such OEMs' names.

     To compete with Intel at higher levels of integration as required by many personal computer OEMs and dealers, Cyrix is dependent upon the infrastructure of third-party designers and manufacturers of core logic chip sets, motherboards, BIOS software and other components of personal computers. As Intel has become the dominant competitor in these segments of the personal computer industry, third-party designers and manufacturers of core logic chip sets, motherboards, BIOS software and other components to support non-Intel microprocessors have lost market share to Intel, which owns the microprocessor designs and enjoys significantly greater financial, technical, manufacturing and marketing resources than such parties. Further, as Intel expanded its role in designing and setting standards for personal computer systems, many personal computer OEMs reduced their system development expenditures and now require processor technologies to be provided at various levels of integration. Therefore, to compete with Intel and deliver the higher levels of integration required by many OEMs and dealers in 1997 and beyond, the Company maintains close relationships with third-party designers and manufacturers of core logic chip sets, motherboards, BIOS software and other components, expends considerable resources on its chip set and system design capabilities and sells a portion of the Company's processors at higher levels of integration incorporated into modules, boards and systems. There can be no assurance that the infrastructure which supports non-Intel personal computer platforms will be competitive with Intel or continue to support the Company's products.

MANUFACTURING

     The Company's manufacturing strategy is to develop relationships with qualified semiconductor manufacturers which offer leading complementary metal-oxide semiconductor ("CMOS") process technologies. The Company has focused its resources on product design, market development and customer support, rather than on developing process technologies and operating manufacturing facilities.

     Microprocessor manufacturing cost per unit is primarily a function of die size (since the potential number of good die per wafer increases with reduced die size), number of mask layers, and the yield of acceptable die produced on each wafer. Other contributing factors include number of fabrication steps, costs and sophistication of the manufacturing equipment, package type, process complexity, and cleanliness. The manufacture of the Company's microprocessor products is a complex process and involves a number of precise steps, including wafer fabrication, assembly and burn-in and final test which are performed by the Company.

     The wafers fabricated by semiconductor manufacturers and purchased by the Company are sent to assembly subcontractors in the United States, Canada, Japan, Korea, Hong Kong and other locations where each silicon wafer is separated into individual die. Functional die are then connected to external leads by extremely fine wire and are assembled into plastic or ceramic packages. High temperature burn-in and circuit testing are performed by the Company to verify that outgoing production meets Cyrix quality standards and specifications.

     RELATIONSHIP WITH INTERNATIONAL BUSINESS MACHINES CORPORATION ("IBM"). The Company currently has two manufacturing agreements with IBM. The Company entered the first of such agreements (the "Original" agreement) on April 8, 1994. The original agreement provides for IBM's Microelectronics division to manufacture specified quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1999 at defined prices. Cyrix is responsible for the total production costs (including equipment costs) of such specified quantities of products irrespective of the number of products actually ordered by the Company. Cyrix made a capital equipment investment of approximately $88 million in an IBM manufacturing facility pursuant to the agreement. The depreciation expense associated with such capital equipment, which Cyrix owns, is reimbursed to the Company by IBM on a monthly basis. In the event of expiration or termination of this agreement by either party, IBM has the option to purchase this capital equipment from Cyrix at its then net book value, if any. Also, Cyrix made prepayments for product purchases of approximately $30 million during fiscal 1994, $30 million during fiscal 1995 and $10 million on January 1, 1996. Two additional product prepayments of $10 million each were to be due on January 1, 1997 and January 1, 1998; however, Cyrix reached agreement with IBM to defer the January 1, 1997 prepayment until April 1, 1997. Such prepayments will be credited to Cyrix as it purchases wafers from IBM at defined prices during the period from July 1, 1995 through December 31, 1999. In addition to supplying microprocessors to Cyrix, IBM has the right to manufacture an equivalent amount of wafers of Cyrix-designed products for use internally or to sell on an OEM basis.

     The Company entered into a second agreement (the "Foundry" agreement) with IBM on May 17, 1996. The foundry agreement specifies that IBM Microelectronics division manufacture additional quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1997 at defined prices. The foundry agreement originally provided that the Company purchase wafers totaling approximately $45 million during the second half of 1996. Although the foundry agreement specified significant penalties if the Company did not purchase the entire commitment under the foundry agreement, the Company negotiated a reduction in the commitment due to the lower than expected sales volume in 1996 without incurring significant penalties. The Company may continue to purchase wafers under the foundry agreement in fiscal 1997. At the end of fiscal 1996 the Company had outstanding purchase commitments for the second half of 1997; however, such commitments could be canceled without penalty within the terms of the foundry agreement.

     RELATIONSHIP WITH SGS-THOMSON MICROELECTRONICS, INC. ("SGS"). The Company began purchasing wafers from SGS in 1990 and entered into an agreement with SGS on January 11, 1994. The agreement between Cyrix and SGS provides that SGS commit its best efforts to manufacture wafers of Cyrix-designed products for sale to Cyrix through December 1997 up to specified maximum quantities of wafers per year at agreed upon prices.

     Also pursuant to the January 11, 1994 agreement, as amended, Cyrix granted SGS a license to manufacture and sell under its own name specified maximum quantities per year of certain current and future Cyrix-designed microprocessors. Further, Cyrix granted SGS the right to use certain Cyrix-designed chips as part of the SGS libraries to design application specific integrated circuits in which such Cyrix-designed chips would represent only a portion of the functionality of such products ("ASIC products"). SGS is able to manufacture and sell such ASIC products under its own name in unlimited quantities, with Cyrix receiving a royalty based on SGS's quarterly net revenue derived from the sale of such ASIC products, if any. The agreement also provides the terms under which ASIC product rights based on other Cyrix-designed products may be granted to SGS by Cyrix in the future. Further, the agreement gives Cyrix the right to sell SGS-designed ASIC products, if any, under its own name. To date, SGS has not manufactured and sold any ASIC products in which a Cyrix-designed chip is a portion of the functionality of such product.

     PROCESS TECHNOLOGY. The Company's products are manufactured using CMOS process technology. CMOS technology is generally reliable, cost-effective and capable of producing high volumes of processors and has the additional advantage of providing high performance products which operate at low power. The Company currently uses 0.35 micron, five-level metal processes for its 6x86 products. The Company's primary competitors, Intel and Advanced Micro Devices, Inc. ("AMD"), own fabrication facilities and have access to process technologies that have historically been more advanced than those available to Cyrix. Their access to these technologies potentially results in improved product performance and decreased manufacturing costs as compared to the Company.

     The Company's reliance on third-party manufacturers involves several material risks, including the possible unavailability of or delays in obtaining access to necessary process technologies, the absence of controllable product delivery schedules, manufacturing yields and production costs and the possible breakdown in the relationship with the third-party manufacturers. Additionally, all of the production wafers that the Company purchased in fiscal 1996 were purchased from IBM. Although the Company intends to continue its relationship with SGS and to pursue relationships with other third-party manufacturers, the Company may continue to purchase all of its wafers from IBM during fiscal 1997. Any disruption in the relationship with IBM or IBM's ability to deliver wafers to the Company could have a severe impact on the Company's results of operations in fiscal 1997 and beyond.

RESEARCH AND DEVELOPMENT

     The Company emphasizes research and development and believes that it must continually invest in the development of new products to take advantage of market trends and be competitive. Rapid technological change and intense price competition place a premium on new product development efforts. The Company's continued ability to compete in the microprocessor market will depend to a significant degree on its ability to continue to develop technologically advanced products. The Company's research and development activities are directed toward (i) the design of high performance microprocessors with multimedia functionality, (ii) designing microprocessors that use advanced process technologies, (iii) cost reduction and performance improvements in existing and future products, (iv) the design of core logic chip sets and personal computer platforms and (v) enhancing the Company's design systems.

     In fiscal years 1996, 1995 and 1994, the Company's research and development expenses were $32.4 million, $29.1 million and $24.8 million, respectively. Such research and development expenses are charged to operations as incurred. Cyrix believes that technological leadership is essential to its success and expects that it will continue to expend substantial resources on research and development. However, there can be no assurance that such research and development efforts will result in the design and development of competitive products in a timely manner.

INTELLECTUAL PROPERTY AND LICENSES

     The Company has expended and will continue to expend considerable resources to protect its intellectual property by filing patent applications, in both the United States and foreign countries. As of December 31, 1996, Cyrix had 42 United States patents, and an additional 141 (excluding 44 foreign) patents were pending. The Company is committed to protecting its intellectual property rights through patents, mask-work registrations, copyrights, trademarks, non-disclosure agreements and litigation where appropriate. However, there can be no assurance that the Company will be able to protect its intellectual property.

     As described above, the Company has supply agreements with SGS and IBM, pursuant to which both SGS and IBM have the right to manufacture and sell certain current and future Cyrix-designed products, including the Company's 6x86 microprocessors. In return, SGS and IBM have agreed to manufacture and sell wafers of Cyrix-designed products to the Company at defined prices and in certain quantities. To obtain additional manufacturing capacity, the Company could be required to license more of its intellectual property, product rights and proprietary technology. In addition, Cyrix licensed Texas Instruments Incorporated ("TI") to manufacture and sell certain Cyrix-designed products under the TI name pursuant to an agreement effective February 21, 1991 ("the TI Agreement"). From December 1993 to November 1994, TI and Cyrix were in litigation regarding certain disputes that had arisen under the TI Agreement, including a dispute as to which Cyrix products were licensed under the TI Agreement. Such disputes were settled in November 1994, and TI was granted licenses to certain Cyrix-designed 486 products and the option to take licenses under certain future Cyrix patents. However, TI does not have product rights or licenses to manufacture the Company's 5x86, 6x86 or future generation microprocessors.

     From time to time, Cyrix has been notified that it may infringe intellectual property rights of others. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third-party's intellectual property rights. The Company could decide, however, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations. No assurance can be given that all necessary licenses can be obtained on reasonable terms or that litigation can be avoided. See "Legal Proceedings."

MARKETING AND SALES

     DISTRIBUTION CHANNELS. The Company markets and sells its products primarily to OEMs of personal computers and distributors who service small OEMs and personal computer integrators. The Company believes that a direct sales force is the most effective way of interacting with large OEMs and has organized its own customer support teams consisting of a service oriented sales force, technical design consultants and a sales support team. The technical design consultants work with OEMs beginning in the early stages of the design process to simplify the incorporation of Cyrix products into personal computers, while providing technical know-how to work through various engineering issues. Cyrix's sales support staff is trained in the operation and design of the Company's products and works with the direct sales force and technical design consultants in support of the customer base. Cyrix also sells its products through a limited number of distributors and representatives in an effort to access certain domestic and international markets.

     The Company has both exclusive and non-exclusive agreements with its distributors. These distributors typically maintain an inventory of Cyrix products. The Company, pursuant to its agreements with certain distributors, provides protection to the distributors for their inventory of Cyrix products against price reductions as well as products that are slow-moving or have been discontinued by the Company. Certain of these agreements, which generally may be canceled by either party upon notice, provide for the return of Cyrix products to the Company if the agreement is terminated. With respect to these contracts, the Company records revenue from the sale of products to distributors when shipments are made and invoiced to the distributor, and the Company maintains reserves for estimated product returns and price allowances.

     SALES ORGANIZATION. In addition to the Company's domestic sales staff, the Company maintains an international sales staff in the United Kingdom, Taiwan, Hong Kong, Singapore and Japan to support the Company's international marketing and sales efforts. In fiscal 1996, 1995, and 1994, the Company's sales to international customers were 54%, 66% and 52% respectively, of its net product sales. The Company's international sales operations subject the Company to political and economic risks including expropriation, currency controls, exchange fluctuations, and changes in rates and exemptions for taxes and tariffs. To date, the Company has not experienced any material adverse effects associated with such risks.

     WARRANTY POLICY. Depending upon the customer, the Company offers warranties for all of its products, the terms of which the Company believes are standard for the industry. Under such warranties, the Company may be obligated to replace defective products or products that do not perform to applicable industry standards or refund the purchase price of any such products. To date, warranty claims have been immaterial; however, there can be no assurance that future warranty claims will not have a material adverse effect on the Company's business and results of operations.

BACKLOG

     The Company's business, and to a large extent that of a significant portion of the semiconductor industry, is characterized by short-term order and shipment schedules. Orders are subject to changes in quantities and delivery schedules or to cancellation at the option of the purchaser without significant penalty. The Company believes that only a small portion of its order backlog is noncancellable and that the dollar amount associated with the noncancellable portion is immaterial. In light of current industry practice and experience, the Company does not believe that backlog as of any particular date is indicative of future results.

COMPETITION

     The microprocessor business is characterized by short product cycles, intense price competition and rapid advances in product design and process technology resulting in rapidly occurring product obsolescence. Intel is the dominant company in the IBM compatible microprocessor market. Intel's dominant market position has to date allowed it to set IBM compatible processor industry performance standards and thus dictate the type of product the market requires from Intel's competitors. In prior years, Intel responded to the entry of competition into the IBM compatible microprocessor market with an aggressive product proliferation program for its 486 instruction-set family of microprocessors. In 1995, Intel successfully employed a similar strategy with its Pentium family of microprocessors. Intel also has a strategy to maintain its dominant market position through aggressive investments in manufacturing capacity and research and development. During 1996, Intel spent an estimated $1.8 billion on research and development and $3 billion on property and equipment. It also has consolidated its dominant market position through an intensive advertising campaign designed to strengthen brand loyalty to Intel by the personal computer end-user. In addition to its dominant microprocessor market share, Intel is also beginning to dominate the personal computer platform. For example, Intel has obtained a dominant market share in sales of 64-bit or Pentium-class core logic chip sets, has emerged as the world's largest motherboard manufacturer, has purchased an equity interest in Phoenix Technologies Ltd., a company which has approximately 30% of the market for BIOS software, and manufactures personal computers, incorporating Intel microprocessors, chip sets, motherboards and other Intel-designed components, for resale by third-party OEMs under such OEMs' names. The Company does not have the financial resources to compete with Intel on such a large scale. As long as Intel remains in this dominant position, its product introduction timing and product pricing will materially affect the Company's operating results.

     Other competitors in the IBM compatible microprocessor market include AMD, IBM, SGS and TI. Under a technology exchange agreement and patent cross-license agreement between AMD and Intel, AMD historically competed in the microprocessor market with products which use intellectual property developed by Intel. But during 1995, AMD acquired Nexgen, Inc. and has incorporated their designs into their current generation of products. In recent years, IBM, SGS and TI have entered the market using Cyrix's microprocessor designs and may compete with their own designs in the future. The Company may also face competition from manufacturers of processors that are not currently IBM compatible, such as manufacturers of IBM's, Motorola's and Apple's Power PC system processors. The Company believes that other semiconductor manufacturers may enter the market resulting in even greater competition. Further, the rapid pace of technological change in the industry means that companies other than Cyrix could develop a design or process that radically advances microprocessor standards using a proprietary or patent-protected design or process.

     The Company's ability to compete in the advanced processor market is dependent on its timely introduction of products that are competitive in performance, features and offer pricing advantages when compared to competitive products. During fiscal 1996, the Company was not able to gain market acceptance for its 6x86 processors when priced similarly to Intel's products. Therefore, the Company's revenues declined significantly during the first three fiscal quarters of 1996 compared to the same periods of fiscal 1995 and the Company incurred a net loss for the year. In order to gain market acceptance for its 6x86 product, the Company found it necessary to price such products at a discount to competitive Intel products. Continued market acceptance of the Company's products may require it to continue to price its products at a discount to competitive products marketed by Intel. However, there can be no assurances that the Company can successfully supply products with competitive performance and price in adequate commercial volumes or that manufacturers of personal computers will design the Company's products into computers or purchase the Company's products in sufficient volumes to maintain or increase Cyrix's quarterly revenues.

     In the recent past Intel and other competitors have increased the frequency of product introductions and enhancements and have used price decreases to protect or improve their market share. The Company expects that Intel, AMD and other competitors will continue to improve the performance of their microprocessor products and use price decreases to protect or improve their market share. There can be no assurance that the Company will be able to successfully improve the performance of its microprocessors at the rate required to remain competitive with the leading performance processors in the market or compete against price decreases, since Intel and several of the Company's other competitors have substantially greater financial, technical, manufacturing and marketing resources than the Company.

     OEMs generally select processors for inclusion in their personal computer products based on the processors' price/performance characteristics, feature mix and projected market acceptance with respect to the market segments targeted by such OEMs. In addition, OEMs consider the ability of processor vendors to supply adequate volumes of processors which meet their performance requirements in a timely and reliable manner. Even after a Cyrix product has been designed into an OEM's personal computer, a "design win," the Company still faces competition to keep its products in the OEM's design. Generally, an OEM can qualify another source for any of the Company's products because SGS, IBM and TI each have licenses to manufacture certain Cyrix-designed products. As the Company does not have exclusive rights to the products it designs, revenue and gross margin for such products could be reduced.

     To date, the Company has been unable to sell significant quantities of its microprocessors to most large OEMs such as Compaq, Packard Bell, Gateway and Dell. Since the Company intends to introduce two new products in fiscal 1997, the MediaGX and the M2, the Company's revenues and income will be highly dependent upon gaining market acceptance for such products. There can be no assurance that the Company will be able to convince its OEM customers to design such new products into their designs. Any delay in the introduction or market acceptance of the Company's MediaGX and M2 products could have a material adverse effect on the Company's results of operations.

     To compete with Intel at higher levels of integration as required by many personal computer OEMs and dealers, Cyrix is dependent upon the infrastructure of third-party designers and manufacturers of core logic chip sets, motherboards, BIOS software, and other components of personal computers. Since Intel has emerged as a competitor in these segments of the personal computer industry, third-party designers and manufacturers of core logic chip sets, motherboards, BIOS software and other components to support non-Intel microprocessors  have lost market  share and many  personal  computer  OEMs have reduced their system development expenditures by requiring processor technologies to be provided at various levels of integration. In order to ensure that the non-Intel related infrastructure will continue to support the Company's products, Cyrix strives to form close relationships with third-party designers and manufacturers of core logic chip sets, motherboards, BIOS software and other components, and expends considerable resources on its chip set and system design capabilities. Nevertheless, there can be no assurance that the infrastructure which supports non-Intel personal computer platforms will continue to be competitive with Intel or continue to support the Company's products.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 391 employees, of which 357 were based in the United States, 11 were based in Europe and 23 were based in Asia. Of the Company's 391 employees as of such date, 107 were engaged in marketing, sales and related customer support services, 176 were engaged in research and development, 56 were engaged in manufacturing and 52 were engaged in administration and finance.

     The Company believes that attracting and retaining competent employees and motivating them to meet corporate objectives are essential elements of its success. Since its inception in 1988, the Company has implemented policies designed to create a favorable working environment for its employees. For example, the Company has a stock option plan, a stock purchase plan, a profit sharing program and a 401(k) plan matching program, all with broad based eligibility and participation, and the Company funds competitive health insurance policies. As competent employees are in high demand in the semiconductor industry, at times the Company has difficulty hiring experienced personnel at a pace consistent with the Company's objectives. While the Company intends to use whatever forms of compensation, benefits and other incentives that are necessary and cost effective to attract and retain qualified personnel, there can be no assurance that the Company will be able to do so.

     None of the Company's employees are represented by a labor union. Cyrix has not experienced any work stoppages and considers relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Richardson, Texas. The Company owns two buildings that give it a total of 172,000 square feet for research and development, sales and marketing, administration and finance, as well as final test operations. Cyrix bought one building in 1992 for $3.6 million which was financed by the former owner of the building. The Company constructed its second building during 1996 at a cost of $5.5 million. Both buildings are located at its Richardson, Texas headquarters. Cyrix also leases office space for a systems design center in Longmont, Colorado. In addition, Cyrix leases offices for sales and marketing operations in Yokohama, Japan; Taipei, Taiwan; Swindon, United Kingdom; and Singapore. The Company believes that its existing facilities will be adequate to meet its requirements through 1997.

ITEM 3.  LEGAL PROCEEDINGS

CURRENT LITIGATION

     See Note 5 to the Consolidated  Financial  Statements  included in Part II,
Item 8, for a description  of certain  settlements  of litigation  during fiscal
1996.

POTENTIAL FUTURE LITIGATION

     The Company believes that Intel has a strategy of protecting its market share by filing intellectual property lawsuits against its competitors and that Intel may assert additional patent infringement or intellectual property claims against the Company. Potential additional Intel litigation would likely involve different patents with new combination or system claims. In addition, new patent applications are continually being filed by Intel and by others. Since pending United States patent applications are confidential until patents are issued, it is impossible to ascertain all potential patent infringement claims. If the Company is alleged to infringe one or more patents, it may seek a license to the patent. However, there can be no assurance that a license will be available on reasonable terms. In such event, the Company may be forced to litigate the matter. The damages and legal and other expenses of any resulting litigation could have a material adverse effect on future operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol: CYRX.

     The following table sets forth the range of high and low last reported sales prices for the Company's common stock as reported by the Nasdaq National Market for each quarter of fiscal 1996 and fiscal 1995. At February 7, 1997, the number of record holders of the Company's common stock was approximately 660.

                                    1996                        1995
                         -------------------------   -------------------------
                             HIGH          LOW           HIGH          LOW
                         -----------   -----------   -----------   -----------
   1st Quarter              $29.13        $18.88        $26.00        $17.00
   2nd Quarter              $36.38        $13.94        $28.00        $20.25
   3rd Quarter              $18.56        $12.25        $48.19        $22.25
   4th Quarter              $22.38        $14.88        $42.50        $22.50

The Company has not paid cash dividends on its common stock and intends to continue a policy of retaining any earnings for reinvestment in its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The Company has a 52/53 week fiscal year that ends on or about December 31 and a 13/14 week fiscal quarter that ends on or about March 31, June 30 and September 30. The information in this Report has been labeled as though all fiscal years ended December 31 and fiscal quarters ended March 31, June 30 and September 30. Set forth below is selected financial data for the Company for each of the last five fiscal years.

(Amounts in Thousands, Except Per Share                                   Year Ended December 31,
Amounts)
                                                ----------------------------------------------------------------------------
Operating Data                                     1996            1995            1994            1993            1992
                                                ------------    ------------    ------------   -------------   -------------

Net revenues.......................                $183,825        $228,012        $246,098        $125,108         $72,898
Gross margin.......................                  52,372          85,949         125,377          76,100          44,895
Income (loss) from operations......                (33,101)          17,735          55,764          29,855          13,190
Net income (loss)..................                (25,862)          15,612          37,577          19,615           8,413
Net income (loss) per common and common
      equivalent share.............                  (1.33)            0.78            1.88            1.06            0.49

Balance Sheet Data

Total assets.......................                $299,342        $268,785        $196,134        $114,728         $50,270
Long-term debt and capitalized lease
      obligations, including current
      maturities...................                 139,231          82,378          22,797           7,856           5,508
Total liabilities..................                 176,416         122,792          70,406          30,742          18,805
Total stockholders' equity.........                 122,926         145,993         125,728          83,986          31,465

Approximately 47% of net product revenue (net revenues excluding royalty revenue) in fiscal 1992 was derived from sales of microprocessors with the remaining 53% of net product revenue attributable to sales of the Company's math coprocessor products. In 1993, sales of microprocessor products reached 75% of net product revenues. Since 1993, microprocessor sales have represented more than 90% of the Company's net product revenue.

The selected financial data for each of the past five years may not be indicative of the Company's future financial condition or results of operations due to (1) the risk that the Company will not be able to successfully develop and introduce on a timely basis price-competitive microprocessor products that embody new features, meet evolving industry standards and achieve market acceptance and (2) the risk that the Company will not be able to obtain capacity to meet its manufacturing requirements, will not be able to obtain products with acceptable yields or will not have access to necessary process technologies due to the Company's reliance on third-party manufacturers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth items from Cyrix's Consolidated Statements of Income as percentages of net revenues:

                                                                     FISCAL YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   1996           1995            1994
                                                               -------------   ------------    ------------

           Net product sales.................................      96.3%           92.2%          100.0%
           Royalty revenue...................................       3.7             7.8             --
                                                               -------------   ------------    ------------
           Net revenues......................................     100.0           100.0           100.0
           Cost of sales.....................................      71.5            62.3            49.1
                                                               -------------   ------------    ------------
           Gross margin......................................      28.5            37.7            50.9
           Marketing, general and administrative.............      28.9            17.1            18.2
           Research and development..........................      17.6            12.8            10.1
                                                               -------------   ------------    ------------
           Income (loss) from operations.....................     (18.0)            7.8            22.6
           Net interest income (expense).....................      (4.0)           (1.8)            0.5
           Income from litigation settlement.................       1.1             4.4             0.2
                                                               -------------   ------------    ------------
           Income (loss) before provision for income taxes
                and extraordinary item.......................     (20.9)           10.4            23.3
           Provision (benefit) for income taxes..............      (7.5)            3.6             8.0
                                                               -------------   ------------    ------------
           Net income (loss) before extraordinary item.......     (13.4)            6.8            15.3
           Extraordinary loss from early extinguishment of
                debt, net of tax benefit.....................      (0.6)             --             --
                                                               -------------   ------------    ------------
           Net income (loss).................................     (14.0)%           6.8%           15.3%
                                                               -------------   ------------    ------------

NET REVENUES. Net product sales decreased approximately 15.8% in fiscal 1996 compared to fiscal 1995 due to the Company's difficulty in gaining market acceptance of the Company's 6x86 products during the first three fiscal quarters of 1996. Unit shipments declined 48% in fiscal 1996 compared with shipments in 1995. 6x86 products accounted for 65% of unit shipments in fiscal 1996. 41% of fiscal 1996 product revenue was recognized in the fourth quarter of the year. The increased product sales volume resulted from price decreases enacted at the end of the third quarter that improved the attractiveness of the 6x86 product.

Net product sales decreased approximately 14.5% in fiscal 1995 compared to fiscal 1994 as a 35% increase in unit volume was more than offset by significant erosion of the average selling prices for 486 microprocessors. During fiscal 1995, most OEMs of desktop personal computers transitioned from the 486 family of microprocessors to the next generation of microprocessors, such as Intel's Pentium microprocessors. The Company did not have available for sale a large enough volume of products with performance competitive with Intel's Pentium microprocessors to offset the declining demand for and average selling prices of 486 microprocessors. During fiscal 1994, sales of 486DX and 486DX2 microprocessors represented over 75% of the Company's net product sales with the remaining sales attributable to 486DLC and 486SLC microprocessors.

Sales to international customers were 54%, 66% and 52% of net product sales in fiscal years 1996, 1995 and 1994, respectively. Sales to international customers are made primarily to customers in Europe, Taiwan, Korea and Japan.

Royalty revenue of $6.7 million and $17.7 million was recognized in fiscal years 1996 and 1995, respectively. No royalty revenue was recognized in fiscal year 1994 due to a contractual dispute with Texas Instruments Incorporated ("TI"). In fiscal year 1995, royalty revenue included a $15 million payment received in settlement of the contractual dispute with TI. The payment was for past royalties and a fully paid-up license on the Company's 486DLC and 486SLC microprocessors.

GROSS MARGINS. The Company's gross margins as a percentage of net product sales for fiscal 1996, 1995 and 1994 were 26%, 32% and 51%, respectively. Declines in unit quantities produced and sold resulted in higher product costs since a portion of the Company's costs of goods manufactured are fixed costs. Additionally, some of the wafers used to produce the Company's products in the second half of 1996 were obtained under the foundry agreement with IBM which has a significantly higher wafer cost than the original agreement with IBM.

During fiscal 1995, average selling prices and gross margins of the Company's 486DX2 products declined during each quarter as the market continued its transition to higher performance products and the Company priced its products aggressively to compete in the low end of the microprocessor market. Further, during the fourth quarter of fiscal 1995, the average selling prices of 486DX2 microprocessors fell below the Company's cost to purchase these products causing the Company to write off substantially all of its 486 inventory, which exceeded $10 million. The Company did not have available for sale a large enough volume of products in fiscal 1995 with performance competitive with Intel's Pentium microprocessors to offset the declining demand for and average selling prices and gross margins of 486 microprocessors.

During fiscal 1994, the average selling prices of the Company's 486DLC and 486SLC microprocessors and math coprocessors decreased significantly when compared to fiscal 1993 due to price competition and the shift in the x86 market to higher performance products. During fiscal 1994, approximately 75% of the Company's revenues were generated through sales of its 486DX 33 MHz, 40 MHz and 50 MHz products as well as 486DX2 25/50 MHz and 33/66 MHz products. The Company priced its 486DX and 486DX2 products aggressively in fiscal 1994 to compete in the low end of the microprocessor market.

Gross margins in fiscal 1997 will be heavily dependent upon obtaining wafers at costs that are favorable to the Company. Gross margins, as well as sales, during the early part of the year will result primarily from the sale of 6x86 processors. Should selling prices of such 6x86 processors fall at a faster rate than the Company expects, margins generated by the 6x86 product will be impacted. In the second half of fiscal 1997, the Company expects most of its sales and gross margins to be derived from its MediaGX and M2 products. Additionally, the Company may obtain a portion of the wafers for these new products from qualified sources other than IBM. The amount of margin generated from these products, if any, will be dependent upon the cost of the wafers received from alternative sources.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses for fiscal 1996, 1995 and 1994 were $53.1 million, $39.1 million and $44.9 million, respectively. Marketing, general and administrative expenses for fiscal 1996 increased compared to the same period of fiscal 1995 primarily due to an increase in sales and marketing expenses associated with the Company's efforts to gain market acceptance of its 6x86 processors. In order to speed the market acceptance of the 6x86 processor, the Company expended considerable resources in qualifying platforms for the 6x86 processors and sold some processors at higher levels of integration (i.e. - on motherboards and in IBM compatible systems). Such efforts required the Company to increase its marketing, general and administrative expenses significantly. Legal expenses increased to $3.6 million in fiscal 1996 compared to $2.8 million in fiscal 1995.

Marketing, general and administrative expenses for fiscal 1995 decreased compared to the same period of fiscal 1994 primarily due to a reduction in legal expenses to $2.8 million from $7.7 million when comparing the same periods.

Legal expenses for fiscal 1997 and beyond could continue to be significant despite the fact that the Company has reached settlements in most of the matters that were outstanding during fiscal 1996 since the Company could be subject to additional future litigation. See Item 3. Legal Proceedings and Note 5 to the Consolidated Financial Statements in Part II, Item 8.

RESEARCH AND DEVELOPMENT. The Company's research and development expenses during fiscal 1996, 1995 and 1994 were $32.4 million, $29.1 million and $24.8 million, respectively. The increase in research and development expenses for fiscal 1996 and 1995 was attributable to the expansion of the Company's engineering staff, design equipment and prototype expenses to support the development of new microprocessor designs. The Company intends to increase its research and development expenses in fiscal 1997 in an effort to enhance existing products and develop new technologically advanced products.

NET INTEREST INCOME (EXPENSE). Interest income declined in fiscal 1996 to $2.1 million compared with $2.7 million for fiscal year 1995 but increased over the $1.9 million interest income recorded in fiscal 1994. The decline in interest income for fiscal 1996 is primarily due to lower interest rates.

Interest expense for fiscal 1996 increased to $9.5 million compared with $6.7 million in fiscal 1995 and $721 thousand in fiscal 1994. The increase in interest expense during fiscal 1996 was due primarily to the issuance of the 5.5% convertible subordinated notes which, in turn, caused the Company's outstanding debt to increase significantly. When comparing fiscal 1995 to fiscal 1994, interest expense increased primarily due to long-term debt and capitalized lease obligations incurred to purchase equipment under the IBM agreement.

LITIGATION SETTLEMENTS. Other income for fiscal 1996 included two $1 million settlement payments from Intel related to certain microprocessor actions described in Note 5 to the Consolidated Financial Statements. Other income for fiscal 1995 included a one-time settlement of $10 million from Intel related to litigation concerning the Company's microprocessor products. In addition, as described previously, the Company resolved a contractual dispute with TI in November 1994 and recognized $17.7 million in royalty income from TI during fiscal 1995. Other income for fiscal 1994 included a one-time settlement payment of $500 thousand from Intel related to litigation concerning the Company's math coprocessor products.

The final outcome of any issue currently subject to dispute or potential future litigation could have a material effect on the Company's results of operations during fiscal 1997 and beyond.

PROVISION (BENEFIT) FOR INCOME TAXES. The effective rate used to record the Company's fiscal 1996 income tax benefit was 35.6% compared to effective income tax rates of 34.3% in fiscal 1995 and 34.5% in fiscal 1994.

OTHER FACTORS AFFECTING RESULTS OF OPERATIONS

RELIANCE ON THIRD-PARTY MANUFACTURERS. During fiscal 1996, all of the Company's products were manufactured and sold to the Company by IBM. See Manufacturing in
Part I, Item 1 for descriptions of the Company's relationships with IBM and SGS. The Company's reliance on third-party manufacturers creates risks that the Company will not be able to obtain capacity to meet its sales requirements, will not be able to obtain products with acceptable yields or will not have access to necessary process technologies. Further, the Company has licensed some of its intellectual property to SGS and IBM to obtain access to specified levels of manufacturing capacity, and the Company could be required to license more of its intellectual property and product rights and proprietary technology to obtain additional manufacturing capacity. If the Company were to experience difficulty in obtaining wafers with acceptable yields and at prices favorable to the Company from its third-party manufacturers, such difficulty could have a material adverse effect on the Company's revenues and operating results.

PRODUCT TRANSITIONS. Once current microprocessor products have been in the marketplace for a period of time and begin to be replaced by higher performance microprocessors (whether of the Company's or a competitor's design), the Company expects the price of such earlier generation microprocessors to decline and net sales and gross margins of such microprocessors to decrease. In order to continue to maintain its then current gross margin and levels of revenue growth, if any, the Company will therefore be required to design, develop and successfully commercialize next generation microprocessors in a timely manner. Although the Company is committed to its product development efforts, there can be no assurance that the Company will be able to introduce new products quickly enough to avoid adverse revenue transition patterns during future product transitions.

During fiscal 1997, the Company expects to introduce its MediaGX and its M2 products. Once such introductions are made and these products are designed into personal computers, the Company expects prices and margins for its 6x86 processors to decline. However, if the MediaGX and M2 products do not offer performance, features and pricing attractive to the personal computer industry, the Company may build excess inventory or experience net losses similar to those incurred in fiscal 1996. Additionally, Intel and several of the Company's other competitors have substantially greater financial, technical, manufacturing and marketing resources than the Company and they may introduce new microprocessor designs with features or performance that exceed those contained in the Company's new products. If the Company experiences a delay in transitioning to its MediaGX and M2 processors, the period of time and the impact on profit margins during this product transition will be dependent upon several factors including, but not limited to, the following: Cyrix may experience performance difficulties with the new product designs; Cyrix may not be able to successfully ramp production of new products at IBM or other qualified foundries without yield problems or other performance issues; and personal computer manufacturers may not design the Company's new products into their notebook and desktop computers in a timely manner or purchase the Company's products in the volumes and at the prices necessary to offset the declining market, average selling prices and profit margins of the Company's 6x86 processors. Further, Intel, AMD and other competitors could significantly decrease the price of products which compete with the Company's products to protect or gain market share.

The Company must order wafers and build inventory in advance of product shipments. There is a risk that the Company will forecast incorrectly and produce excess inventories as product life cycles become shorter and more difficult to predict and price changes and transitions to new products become more rapid. This inventory risk is heightened because the Company's customers place orders with short lead times and minimal, if any, cancellation penalties. To the extent the Company produces excess inventories, the Company's earnings could be adversely affected.

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

The Company's future results of operations and financial condition could be impacted by the following factors, among others: trends in the personal computer market, introduction of new products by competitors, delay in the Company's introduction of higher performance products, chip set, motherboard and BIOS infrastructure support for the Company's products, market acceptance of new products introduced by the Company, intense price competition, interruption in the supply of low-cost microprocessor products from third-party manufacturers, intellectual property disputes and adverse changes in general economic conditions in any of the countries in which the Company does business.

Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry which often contributes to the volatility of the Company's common stock price.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments totaled $87.7 million and $44.3 million at December 31, 1996 and 1995, respectively. Sources of cash in fiscal 1996 included proceeds from issuance of the Company's 5.5% convertible subordinated notes due June 1, 2001 and utilization of product prepayments. Uses of cash in fiscal 1996 consisted primarily of funds utilized by operating activities, repayments of long-term debt and capitalized lease obligations and purchases of investments.

The Company's primary sources of cash in fiscal 1995 consisted of funds provided from operations, proceeds from redemption of investments and proceeds from the issuance of debt to finance capital equipment purchases. The Company's primary uses of cash in fiscal 1995 consisted of capital equipment purchases and product prepayments pursuant to the Company's agreement with IBM (see Manufacturing in Part I, Item 1 for terms of the agreement between IBM and the Company), principal payments on long-term debt and capitalized lease obligations and funds used to increase accounts receivable and decrease accounts payable.

Expenditures for capital equipment purchases decreased in fiscal 1996 when compared to fiscal 1995 since the Company purchased substantially all of the equipment required by the agreement with IBM in fiscal 1995. The Company plans to purchase additional capital equipment in fiscal 1997 in order to expand its manufacturing capacity and to support its planned research and development activities. Such purchases will require the Company to use its existing working capital or to obtain additional financing. Due to the highly capital intensive nature of the semiconductor industry, capital expenditures are expected to be significant in fiscal 1997 and beyond.

The Company's long-term debt and capitalized lease obligations outstanding at December 31, 1996 totaled $139.2 million. Approximately $3.1 million of such debt is scheduled for payment during fiscal 1997. These debt agreements contain provisions regarding the maintenance of certain net income per quarter, net worth, working capital and other financial ratios.

The Company's current capital plan and estimated working capital requirements are based on various product mix, selling price and unit demand assumptions and are, therefore, subject to revision due to future market conditions. If the Company is successful in achieving its business plan during fiscal 1997, the Company believes that cash flows from operations, current cash and investment balances and anticipated available equipment financing will be sufficient to fund operations, capital investments and research and development projects currently planned. The

Company's ability to achieve its business plan in fiscal 1997 is dependent upon, among other factors previously discussed, continued favorable pricing of the Company's 6x86 products and successful introduction and market acceptance of the Company's MediaGX and M2 processors. If the Company's cash flows from operations, current cash and investment balances and anticipated available equipment financing are not sufficient to fund operations, capital investments and research and development projects currently planned, the Company may attempt to sell additional equity securities or issue debt to meet any such requirements.

The Company's success during fiscal 1997 is dependent upon getting its MediaGX and M2 processors into production and achieving market acceptance of these new products. The Company's revenue in 1996 was generated primarily by sales of its 6x86 products. Although the Company plans to sell significant quantities of 6x86 products in the first half of 1997, declining sales prices, continued pressure to introduce higher speed products and new functionality provided by competitive products make it necessary for the Company to produce and sell significant quantities of the next generation MediaGX and M2 products to achieve sales growth. The M2 processor is a socket seven compatible design that will compete with other x86 processors. As with any new product design, market acceptance depends on whether the product offers features that are attractive to the market and at a price that offers a clear price advantage when compared with competitive products. Based on these factors, there is a risk that the Company cannot build such next generation processors in enough quantity or at a cost that is competitive with other products in the market. In addition, the Company's MediaGX product utilizes a proprietary motherboard and chipset. Therefore, the Company must work more closely with suppliers of the motherboards, chip sets, software vendors and OEMs to ensure that the final product will deliver the performance and functionality that the OEM customer desires. Growth in revenue during 1997 can occur only if the Company successfully overcomes the risks inherent in these new products and develops sales of such products sufficient to replace the declines in 6x86 revenue expected in the latter half of the year.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

This report contains forward looking statements. The forward looking statements with respect to the introduction, availability, cost, features, performance, customer acceptance and revenue contribution of future products, including the MediaGX and the M2, are subject to engineering, manufacturing and market acceptance risks. Engineering difficulties such as the failure to properly and timely design or debug such products could delay the introduction of such products or adversely impact their performance or customer acceptance. Manufacturing difficulties such as the failure to obtain required capacity, technical problems with the manufacture of these complex products or the inability to provide products at competitive cost to the Company could also delay the introduction of these products or adversely affect their availability, cost, features, performance or customer acceptance. Finally, the inability to achieve sufficient customer design wins for the products could adversely affect the Company's ability to market them in quantities sufficient to achieve its revenue goals.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA AND FINANCIAL STATEMENT SCHEDULES


Financial Statements:

      Report of Independent Auditors.................................................................           19
      Consolidated Balance Sheets as of December 31, 1996 and 1995...................................           20
      Consolidated Statements of Income for the three years ended December 31, 1996..................           22
      Consolidated Statements of Cash Flows for the three years ended December 31, 1996..............           23
      Consolidated Statements of Changes in Stockholders' Equity for the three years ended December
            31, 1996.................................................................................           24
      Notes to Consolidated Financial Statements.....................................................           25

Supplementary Financial Data.........................................................................           38

Financial Statement Schedule:

      For the three years ended December 31, 1996:
      Schedule II - Valuation and Qualifying Accounts................................................          S-1


       All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Cyrix Corporation

            We have audited the accompanying consolidated balance sheets of Cyrix Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyrix Corporation and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      ERNST & YOUNG LLP

Dallas, Texas
January 16, 1997

                       CYRIX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (IN THOUSANDS)


                                                                                              DECEMBER 31,
                                                                                  -------------------------------------
                                                                                       1996                 1995
                                                                                  ----------------     ----------------

Current assets:
      Cash and cash equivalents.........................................             $     65,712         $     44,334
      Investments.......................................................                   22,035                   --
      Trade accounts receivable, net of valuation allowances of
         $4,236 at December 31, 1996 and $4,500 at
           December 31, 1995 (Note 1)...................................                   27,791               44,727
      Inventories (Note 1)..............................................                   24,432               12,273
      Deferred taxes (Note 3)...........................................                    4,783               10,845
      Prepayment for product purchases..................................                   20,471               13,333
      Income taxes receivable...........................................                   21,033                3,089
      Other ............................................................                    1,184                  377
                                                                                  ----------------     ----------------
Total current assets....................................................                  187,441              128,978

Property and equipment (Note 1):
      Land .............................................................                    4,964                4,964
      Buildings and improvements........................................                   11,154                5,634
      Machinery and equipment...........................................                  132,359              125,050
                                                                                  ----------------     ----------------
                                                                                          148,477              135,648
      Accumulated depreciation..........................................                   62,892               37,341
                                                                                  ----------------     ----------------
                                                                                           85,585               98,307

Prepayment for product purchases, less current portion..................                   22,465               40,698
Other assets............................................................                    3,851                  802
                                                                                  ----------------     ----------------
Total assets............................................................             $    299,342          $   268,785
                                                                                  ----------------     ----------------

                       CYRIX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                  DECEMBER 31,
                                                                                     ---------------------------------------
                                                                                           1996                  1995
                                                                                     -----------------     -----------------

    Current liabilities:
         Accounts payable...................................................             $     17,504          $     15,239
         Accrued salaries and benefits......................................                    5,454                 3,469
         Deferred income and distributor reserves (Note 1)..................                    2,610                15,526
         Income taxes payable (Note 3)......................................                      377                   536
         Current maturities of long-term debt and capitalized lease
              obligations (Note 2)..........................................                    3,075                20,053
         Other accrued expenses.............................................                    8,034                 5,497
                                                                                     -----------------     -----------------
    Total current liabilities...............................................                   37,054                60,320

    Long-term debt and capitalized lease obligations (Note 2)...............                  136,156                62,325
    Deferred income taxes (Note 3)..........................................                    3,206                   147

    Commitments and contingencies (Notes 2 and 5)

    Stockholders' equity (Note 4):
         Common stock, $.004 par value;  authorized 60,000 shares, issued 20,228
              shares at December 31, 1996 and December 31, 1995 ............                       81                    81
         Additional capital.................................................                   49,040                46,256
         Retained earnings..................................................                   73,850                99,712
         Less treasury stock, at cost,  717 shares at December 31, 1996
              and 991 shares at December 31, 1995...........................                     (45)                  (56)
                                                                                     -----------------     -----------------
    Total stockholders' equity..............................................                  122,926               145,993
                                                                                     -----------------     -----------------
    Total liabilities and stockholders' equity..............................             $    299,342          $    268,785
                                                                                     -----------------     -----------------

















                             SEE ACCOMPANYING NOTES.

                       CYRIX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               FISCAL YEAR ENDED DECEMBER 31,

                                                                  ----------------------------------------------------------
                                                                       1996                 1995                 1994
                                                                  ----------------     ----------------     ----------------

Net product sales...........................................         $    177,101         $    210,294         $    246,098
Royalty revenue (Note 1) ...................................                6,724               17,718                   --
                                                                  ----------------     ----------------     ----------------
Net revenues................................................              183,825              228,012              246,098

Cost of sales...............................................              131,453              142,063              120,721
                                                                  ----------------     ----------------     ----------------
                                                                           52,372               85,949              125,377

Expenses:
     Marketing, general and administrative..................               53,102               39,099               44,858
     Research and development...............................               32,371               29,115               24,755
                                                                  ----------------     ----------------     ----------------
                                                                           85,473               68,214               69,613
                                                                  ----------------     ----------------     ----------------

Income (loss) from operations...............................             (33,101)               17,735               55,764
Other income and expense:
     Income from litigation settlement......................                2,000               10,000                  500
     Interest income........................................                2,113                2,752                1,855
     Interest expense.......................................              (9,511)              (6,711)                (721)
                                                                  ----------------     ----------------     ----------------
                                                                          (5,398)                6,041                1,634
                                                                  ----------------     ----------------     ----------------

Income (loss) before provision for income taxes and
  extraordinary item........................................             (38,499)               23,776               57,398
Provision (benefit) for income taxes (Note 3)...............             (13,699)                8,164               19,821
                                                                  ----------------     ----------------     ----------------

Net income (loss) before extraordinary item.................             (24,800)               15,612               37,577

Extraordinary loss from early extinguishment of debt, net
  of income tax benefit of $598.............................              (1,062)                   --                   --
                                                                  ----------------     ----------------     ----------------

Net income (loss) ..........................................        $    (25,862)         $     15,612         $     37,577
                                                                  ----------------     ----------------     ----------------

Net income (loss) per common and common equivalent share:

  Net income (loss) before extraordinary item...............        $      (1.27)       $          .78       $         1.88
  Extraordinary item........................................               (0.06)                   --                   --
                                                                  ----------------     ----------------     ----------------
  Net income (loss) per common and
       common equivalent share..............................        $      (1.32)       $          .78       $         1.88
                                                                  ----------------     ----------------     ----------------

Weighted average common and common equivalent shares
  outstanding...............................................               19,408               19,985               19,986
                                                                  ----------------     ----------------     ----------------




                             SEE ACCOMPANYING NOTES.

                       CYRIX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      FISCAL YEAR ENDED DECEMBER 31,

                                                                         ----------------------------------------------------------
                                                                              1996                  1995                 1994
                                                                         ----------------      ---------------      ---------------
OPERATING ACTIVITIES
Net income (loss) .................................................        $    (25,862)         $     15,612         $     37,577
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
  Depreciation and amortization....................................               27,094               19,417                9,045
  Provision for doubtful accounts and OEM customer returns.........               16,089                9,362                8,999
  Deferred income taxes and other noncash charges..................                9,121              (3,447)              (3,130)
  Changes in operating assets and liabilities:
     Receivables...................................................                  847             (12,094)             (22,699)
     Inventories...................................................             (12,159)                6,203              (8,315)
     Income taxes receivable.......................................             (17,944)              (3,089)                   --
     Other current assets..........................................                (807)              (3,229)                1,198
     Accounts payable..............................................                2,265             (11,941)               14,271
     Deferred litigation settlement................................                   --              (5,000)                5,000
     Accrued expenses..............................................                4,522                  454                1,880
     Income taxes payable..........................................                (159)              (2,108)                1,532
     Deferred income and distributor reserves......................             (12,916)               11,253                2,039
     Other assets..................................................              (3,049)                3,173                (549)
                                                                         ----------------      ---------------      ---------------

Net cash provided (used) by operating activities...................             (12,958)               24,566               46,848

INVESTING ACTIVITIES
Prepayment for product purchases...................................             (10,000)             (32,367)             (30,000)
Reduction in prepayment for product purchases......................               21,095                8,336                   --
Purchases of property and equipment................................             (12,634)             (79,677)             (23,986)
Purchases of investments...........................................             (22,035)                   --             (32,234)
Proceeds from redemption of investments............................                   --               16,178               30,147
                                                                         ----------------      ---------------      ---------------

Net cash used in investing activities..............................             (23,574)             (87,530)             (56,073)

FINANCING ACTIVITIES
Proceeds from issuance of 5.5% convertible subordinated notes......              126,500                   --                   --
Proceeds from issuance of long-term debt...........................                6,941               72,553               13,876
Repayments of long-term debt and capitalized lease obligations.....             (78,326)             (12,972)              (1,751)
Proceeds from issuance of treasury stock...........................                2,308                2,964                2,321
Tax benefit from stock options exercised and disqualifying
  dispositions.....................................................                  487                1,691                1,854
Repurchases of stock...............................................                   --                  (2)                 (10)
                                                                         ----------------      ---------------      ---------------

Net cash provided by financing activities..........................               57,910               64,234               16,290
                                                                         ----------------      ---------------      ---------------

Net increase in cash and cash equivalents..........................               21,378                1,270                7,065
Cash and cash equivalents at beginning of fiscal year..............               44,334               43,064               35,999
                                                                         ----------------      ---------------      ---------------

Cash and cash equivalents at end of fiscal year....................         $     65,712         $     44,334          $    43,064
                                                                         ----------------      ---------------      ---------------

FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH
Capital lease obligations incurred.................................         $      1,739         $        --           $     2,817


                             SEE ACCOMPANYING NOTES.

                       CYRIX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                           COMMON STOCK         ADDITIONAL         TREASURY STOCK          RETAINED
                                     -------------------------                --------------------------
                                       SHARES        AMOUNT       CAPITAL       SHARES        AMOUNT       EARNINGS        TOTAL
                                     ------------  -----------  ------------  ------------  ------------  ------------  ------------


Balance at December  31, 1993         19,378,870      $    78     $  37,435     1,032,789     $     (50)    $  46,523     $  83,986

     Issuance of common stock on
       exercise of stock options         474,434            2         2,319            --            --            --         2,321
     Common stock repurchases                 --           --            --        62,833          (10)            --          (10)
     Tax benefit of stock options
       exercised and disqualifying
       dispositions                           --           --         1,854            --            --            --         1,854
     Net income                               --           --            --            --            --        37,577        37,577
                                     ------------  -----------  ------------  ------------  ------------  ------------  ------------

Balance at December  31, 1994         19,853,304           80        41,608     1,095,622          (60)        84,100       125,728

     Issuance of common stock and
       treasury stock on exercise of
       stock options                     374,574            1         2,957     (154,128)             6            --         2,964
     Common stock repurchases                 --           --            --        49,168           (2)            --           (2)
     Tax benefit of stock options
       exercised and disqualifying
       dispositions                           --           --         1,691            --            --            --         1,691
     Net income                               --           --            --            --            --        15,612        15,612
                                     ------------  -----------  ------------  ------------  ------------  ------------  ------------

Balance at December  31, 1995         20,227,878           81        46,256       990,662          (56)        99,712       145,993

     Issuance of treasury stock on
       exercise of stock options
       of stock options                       --           --         2,297     (273,384)            11            --         2,308
     Tax benefit of stock options
       exercised and disqualifying
       dispositions                           --           --           487            --            --            --           487
     Net loss                                 --           --            --            --            --      (25,862)      (25,862)
                                     ------------  -----------  ------------  ------------  ------------  ------------  ------------

Balance at December 31, 1996          20,227,878   $       81     $  49,040       717,278      $   (45)    $   73,850    $  122,926
                                     ------------  -----------  ------------  ------------  ------------  ------------  ------------



                             SEE ACCOMPANYING NOTES.

                       CYRIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1.       SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

Cyrix Corporation ("the Company") is engaged principally in the design, development and marketing of high-performance advanced processors for IBM compatible personal computers which it sells principally through its direct sales force, independent representatives and distributors. Manufacturing of products is performed primarily through third parties.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR

The Company's fiscal year ends on a Sunday on or about December 31. Fiscal year 1996, a 52-week year, ended December 29, 1996. Fiscal years 1995 and 1994 ended December 31, 1995, and January 1, 1995, respectively. The accompanying financial statements have been labeled as though the Company's accounting periods ended on the respective calendar year-end.

RECLASSIFICATIONS

Certain reclassifications of the financial statements for prior years have been made to conform to the 1996 presentation.

INVESTMENTS

Investments are carried at cost, which approximates market. The Company invests primarily in bankers' acceptances, commercial paper, municipal bond funds, government agency securities, corporate obligations and money market funds. All investments are classified as available-for-sale and no realized or unrealized gains or losses have been incurred with respect to such investments due to their nature. The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of standard cost, which approximates actual cost, determined on a first-in, first-out basis, or market. Inventories are stated net of lower of cost or market allowances of $5.3 million and $14.7 million as of December 31, 1996 and 1995, respectively. Inventories consist of the following at December 31:

(In thousands)                          1996               1995
                                   ----------------   ----------------

Raw materials.................        $      9,576       $      1,330
Work-in-process...............              14,204              6,482
Finished goods................                 652              4,461
                                   ----------------   ----------------
                                      $     24,432       $     12,273
                                   ----------------   ----------------

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Provisions for depreciation are calculated using the straight-line method over the estimated useful lives of the related assets or the term of the lease, if shorter, for assets recognized pursuant to capitalized leases.

REVENUE RECOGNITION

Sales are recognized upon shipment to distributors and to original equipment manufacturer ("OEM") customers. Sales and receivables are reduced for estimated uncollectible accounts, estimated returns from OEM customers and estimated future price allowances to be granted to OEM customers. Sales to distributors are made under distributor agreements which provide the distributors rights of return and price protection on unsold merchandise held by the distributors. Accordingly, sales are reduced for estimated returns from distributors and estimated future price reductions of unsold merchandise held by distributors. Provisions for warranty are made at the time of sale.

ROYALTY REVENUE

Royalty revenue based on the sale by third-party licensees of licensed products is recognized by the Company upon fulfillment of its contractual obligations and determination of a royalty amount based on units sold. Royalty revenue of $6.7 million was recognized in fiscal 1996. Total royalty revenue for fiscal 1995 of $17.7 million included a $15 million payment received in settlement of a contractual dispute with Texas Instruments Incorporated ("TI"). The $15 million payment was for past royalties and a fully paid-up license on the Company's 486DLC and 486SLC microprocessors. No royalty revenue was recognized in 1994.

VALUATION ALLOWANCES

Valuation allowances related to net product sales consist of the following at December 31:

(In thousands)                                               1996                1995
                                                        ----------------    ----------------

Allowance for uncollectible accounts................       $      1,661        $      1,155
Allowance for returns from and price allowances to
  be granted to OEM customers.......................              2,575               3,345
                                                        ----------------    ----------------
Valuation reserves related to net receivables.......              4,236               4,500
Deferred income and estimated gross profits related
  to returns from and price allowances to be
  granted to distributors...........................              2,610              15,526
                                                        ----------------    ----------------
                                                           $      6,846        $     20,026
                                                        ----------------    ----------------


Management estimates the allowance for uncollectible accounts receivable. The Company performs ongoing credit evaluations of its customers and requires advanced payments or secures transactions when deemed necessary. The Company also requires many of its international customers to provide letters of credit and purchases credit insurance for the majority of its international sales in an effort to limit the amount of credit risk associated with the Company's accounts receivable. Therefore, the Company's credit losses have been within management's estimates.

ACCOUNTING FOR STOCK OPTIONS

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, because the alternative fair value accounting method provided for under FASB Statement No. 123, "Accounting for Stock-based Compensation," requires the use of valuation models that were not developed for use in valuing employee stock options. Accordingly, the Company does not recognize compensation expense for stock option grants.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock options are considered common stock equivalents. The dilutive effects of common stock equivalents are calculated using the treasury stock method. Fully diluted net income per share, for applicable years, is substantially the same as primary net income per share.

ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the assumptions used by management in preparation of the financial statements.

2.       LONG-TERM OBLIGATIONS

Long-term debt and capitalized lease obligations consist of the following at December 31:

    (In thousands)


                                                                                                  1996              1995
                                                                                              -------------     -------------

    5.5%  convertible  subordinated  notes due June 1, 2001  requiring  interest payments  semiannually  on June 1 and December 1. The notes are  convertible into shares of the Company's  common stock at the conversion rate of 25.1572 shares per $1,000 principal amount of the notes (equivalent to a conversion
    price of $39.75 per share)                                                                $    126,500        $       --

    Note  payable,  8.875%,  due in monthly  installments  of $45,686  including interest  through  September 1, 2006, with remaining  principal and interest payable on October 1, 2006, collateralized by land and buildings located in
    Richardson, Texas                                                                                5,485                --

    Notes  payable with interest  rates ranging from 8.69% to 11.1% due in installments through 2002 and collateralized by substantially all the
    assets of the Company                                                                               --            75,482

    Note payable,  7.125%,  due in quarterly  installments of $106,000 including interest through October 31, 1998, with remaining principal and interest due upon maturity date of November 5,  1998,  collateralized by land located in
    Richardson,  Texas and any improvements made thereto                                             2,301             2,550

    Note payable,  8.3%, due in equal monthly installments of $45,356 including
    interest through June 1, 1999, collateralized by specific equipment                              1,225                --

    Note payable,  6.57%,  due in 48 equal  monthly  installments  of $56,745
    including interest through April 1, 1998, collateralized by specific equipment                     815             1,420

    Note payable,  11.5%,  due in 36 equal  monthly  installments  of $25,589 including interest through December 31, 1997, collateralized by
    specific equipment                                                                                 289               546
                                                                                              -------------     -------------

    Total debt                                                                                     136,615            79,998
    Capitalized lease obligations                                                                    2,616             2,380
                                                                                              -------------     -------------
    Total long-term debt and capitalized lease obligations                                         139,231            82,378
    Less current portion                                                                             3,075            20,053
                                                                                              -------------     -------------
                                                                                              $    136,156      $     62,325
                                                                                              -------------     -------------



         In May 1996, the Company issued $126.5 million of 5.5% convertible subordinated notes ("notes") due June 1, 2001. The notes are convertible into shares of the Company's common stock at the conversion rate of 25.1572 shares per $1,000 principal amount of notes (equivalent to a conversion price of $39.75 per share). The notes are subordinated to present and future senior indebtedness of the Company, and the notes are redeemable at the option of the Company, in whole or in part, on or after June 1, 1999. The Company used approximately $66.6 million of the net proceeds of the offering to repay outstanding notes payable.

         The Company has certain land, buildings and equipment under financing agreements which contain restrictive covenants including restriction on additional debt and certain other transactions and which include the maintenance of certain net worth, net income per quarter, working capital and other financial ratios.

         For each of the next five years and beyond, long-term debt and capital lease obligations are payable as follows:

                   (In thousands)                                 LONG-TERM DEBT
                                                                      (PRINCIPAL            CAPITAL
                                                                           ONLY)             LEASES
                                                                 ----------------     --------------

                   1997                                            $       1,267       $      2,081
                   1998                                                    2,272              1,547
                   1999                                                       76                594
                   2000                                                       83                 --
                   2001                                                  126,591                 --
                   Thereafter                                              5,101                 --
                                                                 ----------------     --------------
                   Total                                                 135,390              4,222
                   Less amount representing interest                          --                381
                                                                 ----------------     --------------
                   Total present value                              $    135,390       $      3,841
                                                                 ----------------     --------------

         Interest paid by the Company related to its notes payable during 1996, 1995 and 1994 amounted to $8.6 million, $6.2 million and $554 thousand, respectively. Of the total payments under capital leases in fiscal 1996, 1995 and 1994, $353 thousand, $244 thousand and $230 thousand, respectively, represented interest.

         The Company leases office space and equipment under operating leases. Total rent expense for the fiscal years ended December 31, 1996, 1995, and 1994, was $3.8 million, $2.0 million and $1.2 million, respectively. Minimum rental commitments under noncancellable operating leases are as follows:

(In thousands)
YEAR                                        OPERATING LEASES
                                            -----------------

1997...............................              $     4,188
1998...............................                    2,826
1999...............................                    1,040
2000...............................                      101
2001...............................                       81
Thereafter.........................                    1,221
                                            -----------------
                                                 $     9,457
                                            -----------------

3.        INCOME TAXES

 PROVISION (BENEFIT) FOR INCOME TAXES

The provision for income tax expense (benefit) consists of the following:

  (In thousands)                                                        1996           1995            1994
                                                                   -----------------------------------------------
  Federal:
    Current.................................................        $    (23,484)    $     11,095    $     21,025
    Deferred - current......................................                6,062         (5,443)         (2,516)
    Deferred - noncurrent...................................                3,060           1,849           (639)
                                                                   -----------------------------------------------
                                                                         (14,362)           7,501          17,870
  State.....................................................                   --             404           1,385
Foreign....................................................                    65             259             566
                                                                  ------------------------------------------------
Total provision (benefit) for income taxes.................         $    (14,297)    $      8,164    $     19,821
                                                                  ------------------------------------------------

Included in the tax provisions reflected above are $0.5 million, $1.7 million and $1.9 million for 1996, 1995, and 1994, respectively, of tax benefits related to stock options exercised and disqualifying dispositions recorded as credits to stockholders' equity.

The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 35% to income before provision for income taxes as follows:

(In thousands)                                                               1996           1995            1994
                                                                        -----------------------------------------------
Federal income tax at statutory rate.............................        $    (14,056)    $      8,321    $     20,089
Effect of foreign subsidiary transactions........................                  442           (372)           (588)
State taxes, net of federal benefit..............................                   --             263             900
Research and development credits.................................                (683)           (542)         (1,117)
Other, net.......................................................                   --             494             537
                                                                        -----------------------------------------------
Provision (benefit) for income taxes.............................        $    (14,297)    $      8,164    $     19,821
                                                                        -----------------------------------------------

No federal income tax provision has been made for income taxes on approximately $1.3 million of cumulative undistributed earnings of certain foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings. If such earnings were distributed, it is expected that no additional taxes would be due after giving effect to available tax credits.

The Company made income tax payments of $0.5 million in 1996, $15.1 million in 1995, and $19.6 million in 1994.

ANALYSIS OF DEFERRED TAX ASSETS (LIABILITIES)

Significant components of the Company's deferred tax assets (liabilities) consist of the following at December 31:

(In thousands)                                                                                1996            1995
                                                                                         -------------------------------
Deferred tax assets - current:
  Allowance for doubtful accounts.....................................................      $        500   $        404
  Other receivable allowances.........................................................             1,024          1,354
  Inventory valuation.................................................................             1,801          3,739
  Deferred income and distributor reserves............................................               759          4,843
  Other current, net..................................................................               699            505
                                                                                         -------------------------------
                                                                                                   4,783         10,845
Deferred tax liability - noncurrent:
  Depreciation........................................................................           (3,349)          (474)
  Other noncurrent, net...............................................................               143            327
                                                                                         -------------------------------
                                                                                                 (3,206)          (147)
                                                                                         -------------------------------
Net deferred tax assets...............................................................      $      1,577   $     10,698
                                                                                         -------------------------------

At December 31, 1996 and December 31, 1995 no valuation allowance was recorded to offset deferred tax assets.

It is management's expectation that the deferred tax assets will be recoverable through the generation of future taxable income from ordinary and recurring operations. However, if future taxable income is not generated, the majority of the deferred tax assets would be recoverable by a carryback refund of taxes paid in the current or prior years. It is more likely than not that the remainder of the deferred tax assets will be realized.

4.       STOCKHOLDERS' EQUITY

Stock option transactions for the Company's 1988 Incentive Stock Plan and the Company's Non-Employee Directors Stock Plan during fiscal years 1994, 1995 and 1996 were as follows:


                                                                NUMBER OF SHARES     WEIGHTED AVERAGE         OPTION PRICE
                                                                                      EXERCISE PRICE        RANGE PER SHARE
                                                                ------------------   -----------------   -----------------------

        Options outstanding at December 31, 1993                        1,794,374                          $0.16-    $35.75
             Granted                                                      780,800                         $20.00-    $45.25
             Terminated                                                   202,730                          $0.16-    $35.75
             Exercised                                                    435,531                          $0.16-    $27.75
                                                                ------------------
         Options outstanding at December 31, 1994                       1,936,913           $12.57         $0.16-    $45.25
             Granted                                                    1,070,125           $28.53        $20.75-    $39.50
             Terminated                                                   489,730           $28.23         $2.37-    $44.875
             Exercised                                                    435,875            $4.52         $0.64-    $31.00
                                                                ------------------
         Options outstanding at December 31, 1995                       2,081,433           $18.78         $0.16-    $45.25
             Granted                                                    1,577,600           $19.05        $13.00-    $28.375
             Terminated                                                   602,226           $22.77         $2.32-    $45.25
             Exercised                                                    190,800            $5.25         $0.64-    $27.75
                                                                ------------------
         Options outstanding at December 31, 1996                       2,866,007           $18.99         $0.16-    $45.25


Price ranges of outstanding and exercisable options as of December 31, 1996 were as follows:

                                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                      ----------------------------------------------------    -----------------------------------
                                                           WEIGHTED          WEIGHTED                               WEIGHTED
                                         NUMBER OF          AVERAGE          AVERAGE             NUMBER OF          AVERAGE
          RANGE OF EXERCISE PRICES        OPTIONS         CONTRACTUAL     EXERCISE PRICE          OPTIONS        EXERCISE PRICE
                                                             LIFE
          --------------------------- ----------------- ---------------- -----------------    ----------------- -----------------

                $0.16-    $14.19            676,197            6 yrs            $6.64               415,702            $3.10
               $17.25-    $30.00          2,006,910            9 yrs           $21.36               681,221           $22.11
               $31.00-    $44.88            182,900            8 yrs           $38.61                69,995           $38.30
                                      ----------------- ---------------- -----------------    ----------------- -----------------

                $0.16-    $44.88          2,866,007            8 yrs           $18.99             1,166,918           $16.31


1988 INCENTIVE STOCK PLAN

The Company's 1988 Incentive Stock Plan, as amended ("the Plan"), provides for reservation, restriction, and issuance of up to 7,218,334 shares of common stock to employees, officers, directors, and consultants of the Company. The Plan provides for issuance of common stock upon the exercise of stock options and stock purchase rights, which may be granted under the Plan with exercise prices not less than the fair market value of the common stock on the date of grant. The proceeds received by the Company upon the exercise of stock options and stock purchase rights increase the Company's cash and equity balances. Shares issued are subject to a repurchase option in favor of the Company of unvested shares upon discontinued employment. Shares issued generally vest over and are fully vested four years from the date of grant. At December 31, 1996, there were 1,170,613 shares available for future grants.

NON-EMPLOYEE DIRECTORS STOCK PLAN

On April 27, 1995 the stockholders approved the Non-Discretionary Non-Employee Directors Stock Plan ("the Non-Employee Directors Stock Plan"), which provides for the issuance of up to 200,000 shares of common stock to non-employee directors of the Company. The plan provides for issuance of common stock upon the exercise of stock options, which are granted with an exercise price equal to the fair market value of the common stock on the date of grant and vest over 4 years. The number of options granted to a non-employee director under the plan in any year is dependent on his attendance of board and board committee meetings during the prior year, with the maximum shares subject to options granted in any one year to any one director being 10,000. At December 31, 1996, there were 158,750 shares available for future grant.

EMPLOYEE STOCK PURCHASE PLAN

An Employee Stock Purchase Plan ("the Employee Stock Purchase Plan"), as amended, provides for reservation and issuance of up to 500,000 shares of the Company's common stock. Eligible employees may purchase common stock through payroll deductions, which may not exceed 10% of an employee's base salary. The purchase price is the lesser of 85% of the fair market value at the commencement of the purchase period or 85% of the fair market value on the last day of the purchase period. Each purchase period is six months. During fiscal 1996, 1995 and 1994, 71,584, 54,867 and 39,903 shares of stock, respectively, were issued to employees under the Employee Stock Purchase Plan for an aggregate purchase price of $1,198 thousand, $915 thousand and $687 thousand. No shares were issued under the Employee Stock Purchase Plan prior to fiscal 1994.

FAIR VALUE OF STOCK OPTIONS

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-based Compensation," and has been determined as if the Company had accounted for its employee stock options using the fair value method of that Statement. The fair value for each of the Company's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995: a risk-free interest rate ranging from 5.8% to 6.4% for 1996 and 5.6% to 6.7% for 1995 based on a six-month weighted average of interest rates available on zero-coupon United States Government issued securities with terms equal to the expected life of the options; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .70; and a weighted average expected life of the options of 1.2 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Additionally, because options vest over several years and additional option grants are expected, the effects of the valuation models are not likely to be representative of similar future calculations.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                     1996            1995
                                                -------------- ---------------
   Pro forma net income (loss)                   $ (31,556)      $  13,368

   Pro forma net income (loss) per common share  $   (1.63)        $  0.67


The weighted average fair value of options granted in the fiscal years ended December 31, 1996 and 1995 were $10.92 and $15.71, respectively.


5.        CONTINGENCIES

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

In June 1995, all of the actions were consolidated into one complaint in the federal district court in Dallas, Texas. The Company moved to dismiss the consolidated amended class action complaint in July 1995. On August 20, 1996, the United States District Court for the Northern District of Texas, Dallas Division, entered an order dismissing plaintiffs' complaint for failure to properly plead a cause of action. The court, however, dismissed plaintiffs' complaint "without prejudice," and permitted plaintiffs leave to amend their complaint by September 10, 1996 to cure its deficiencies. No such amendment was filed and on September 26, 1996, the U.S. District Court in Dallas entered a judgment dismissing the securities class action lawsuit against the Company and various of its officers.

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

On May 24, 1996, Cyrix filed in the United States District Court for the Northern District of Texas, Dallas Division, CYRIX CORPORATION V. GATEWAY 2000, INC., seeking a declaratory judgment: (i) that none of Cyrix's actions or omissions relating to its advertisements of the Cyrix 6x86 computers has violated any provisions of the Lanham Act; (ii) that none of Cyrix's actions or omissions relating to its advertisements of the Cyrix 6x86 computers has violated the common law of the State of Texas or any provisions of the Texas Trademark Act, Texas Business & Commerce Code Sections 16.01 et seq., including but not limited to those provisions relating to trademark infringement, trade dress infringement and dilution; (iii) that Cyrix has not engaged in any false or unlawful advertising; (iv) that Cyrix has not engaged in any unfair competition or trade disparagement; (v) that Cyrix's conduct relating to its advertisements of the Cyrix 6x86 computers is speech protected by the U.S. Constitution and the Texas Constitution of 1876; (vi) that none of Cyrix's actions or omissions relating to its advertisements of the Cyrix 6x86 computers has violated any state or federal laws; (vii) that Cyrix's acts are privileged and/or excused by: (a) the defense of fair use; (b) the defense of opinion and parody; and (c) the defense of truth; and (viii) that Cyrix is free to use images of Holstein cows to signify Gateway (even in an unflattering fashion) in advertising of personal computers that is not factually false, deceptive or misleading.

Subsequently, in late June and early July Gateway filed actions in state court in New York, New Jersey, Connecticut, Massachusetts and California. The state court cases are essentially the same and allege that Cyrix violated anti-dilution laws, deceptive trade practices laws, trademark infringement laws, and unfair competition laws. Cyrix believes that Gateway also made claims under the Federal Trademark Act and certain state law claims preempted by the Federal Copyright law. Gateway requested, among other relief, preliminary and permanent injunctions, as well as actual and punitive damages. In each of the five cases, Gateway sought actual damages (typically asserting such amount is at least one million dollars) and punitive damages.

On December 20, 1996, the Company and Gateway agreed to a settlement of all of the claims in the state and federal court actions and the dismissal with prejudice of those actions. The settlement, the terms of which are confidential by agreement between the parties, had no material impact upon the Company's results of operations in the current or future years.

OTHER MATTERS

The Company is a defendant in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

6.        FOREIGN OPERATIONS

The Company operates in one business segment, advanced processors. Operations outside the United States include both product testing and sales. Sales entities are located in the United Kingdom, Japan, Singapore, Taiwan and Hong Kong. Generally, revenues between geographic areas are based on prevailing market prices or an approximation thereof. Identifiable assets are those associated with geographic area operations, excluding unallocated cash and short-term investments and internal company investments and receivables. A summary of the Company's operations by geographic area is presented below:

  (In thousands)                                                                 ASIA AND       INTERCOMPANY
                                            UNITED STATES        EUROPE          PACIFIC        ELIMINATIONS       CONSOLIDATED
                                            ---------------   --------------   -------------    --------------    ---------------
  FISCAL YEAR ENDED DECEMBER  31, 1996
  Sales to unaffiliated customers.......      $    183,825    $          --     $        --     $          --       $    183,825
  Inter-area sales to affiliates........            24,761            3,782           4,225          (32,768)                 --
  Income (loss) from operations.........          (33,160)               96            (37)                --           (33,101)
  Identifiable assets...................           296,779            1,793             770                --            299,342

  FISCAL YEAR ENDED DECEMBER  31, 1995
  Sales to unaffiliated customers.......      $    228,012    $          --     $        --     $          --       $    228,012
  Inter-area sales to affiliates........            15,160            4,196           7,493          (26,849)                 --
  Income from operations................            15,795              446             955               539             17,735
  Identifiable assets...................           264,378            1,361           3,046                --            268,785

  FISCAL YEAR ENDED DECEMBER  31, 1994
  Sales to unaffiliated customers.......      $    169,420     $     76,678     $        --     $          --       $    246,098
  Inter-area sales to affiliates........            71,208               --           5,873          (77,081)                 --
  Income from operations................            52,799            2,035             758               172             55,764
  Identifiable assets...................           173,770           17,718           5,185             (539)            196,134

Gross export sales to unaffiliated customers in Asia and the Pacific region by domestic operations in fiscal years 1996, 1995 and 1994 were $39 million, $100 million and $53.8 million, respectively. Also, gross export sales to unaffiliated customers in Europe by domestic operations in fiscal years 1996 and 1995 were $48.6 million and $44.1 million, respectively.

7.        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS.  The carrying amount approximates fair value.

INVESTMENTS. The carrying amount approximates fair value because of the short maturity and nature of these instruments. The Company places its cash investments only in high credit quality financial instruments and limits the amount invested in any one institution or in any one type of instrument. The Company has not experienced any significant losses on its investments.

ACCOUNTS RECEIVABLE. The carrying amount, which is net of valuation allowances for credit losses and returns from and price allowances to be granted to certain OEM customers, approximates fair value.

ACCOUNTS PAYABLE. The carrying amount approximates fair value because of the short-term nature of these instruments.

LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS, INCLUDING CURRENT MATURITIES. The carrying value of the Company's long-term debt and capitalized lease obligations is $12.7 million and $82.4 million at December 31, 1996 and 1995, respectively. The fair value of the outstanding debt and capitalized lease obligations does not differ materially from the carrying values based upon a comparison of the weighted average interest rates of such borrowings compared with the Company's currently available incremental borrowing rate.

5.5% SUBORDINATED NOTES DUE JUNE 1, 2001. The fair value of the $126.5 million of subordinated convertible notes is approximately $89.2 million based upon reported trading activity for January 1, 1997.

8.       RISKS AND UNCERTAINTIES

Cyrix currently obtains all of the wafers it uses in production of the Company's products from IBM Microelectronics. The purchase agreement with IBM continues through December 1999. Cyrix also has a purchase agreement with SGS-Thomson Microelectronics, Inc. which continues through December 1997. However, Cyrix did not purchase wafers under the SGS agreement during 1996. Due to the complex processes involved in fabrication of the wafers, it is possible that the Company would have difficulty in locating other supply sources capable of fabricating its wafers if it could no longer purchase its wafers from IBM. Any loss of wafer capacity or delay in obtaining an alternative source of wafers due to such problems would have a severe impact on the Company's results of operations.

 From time to time, Cyrix has been notified that it may infringe intellectual property rights of others. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third-party's intellectual property rights. The Company could decide, however, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations. No assurance can be given that all necessary licenses can be obtained on reasonable terms nor that litigation can be avoided. The Company's inability to obtain licenses on favorable terms or avoid litigation related to such licenses could have a severe impact on the future operations of the Company.

                    SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

The following summarizes the unaudited operating results of the Company for the fiscal years ended December 31, 1996 and 1995.

(In thousands)                                                          THREE MONTHS ENDED
                                             --------------------------------------------------------------------------
1996                                            MARCH 31            JUNE 30         SEPTEMBER 30         DECEMBER 31
                                             ---------------    ----------------   ----------------    ----------------

Net revenues..........................         $     51,606        $     27,055       $     33,106        $     72,058
Gross margin .........................               25,327                 568             11,295              15,182
Income (loss) from operations.........                4,614            (22,198)           (10,648)             (4,869)
Income (loss) before provision
(benefit) for income taxes and
    extraordinary item................                2,964            (23,999)           (10,524)             (6,940)
Net income (loss) ....................                1,956            (16,422)            (6,946)             (4,450)

Net income (loss) per common and
    common equivalent share:
Net income (loss) before extraordinary
    item..............................                  .10               (.79)              (.36)               (.23)
Extraordinary item ...................                   --               (.06)                 --                  --
                                             ---------------    ----------------   ----------------    ----------------

Net income (loss).....................       $          .10        $      (.85)        $     (.36)      $        (.23)


                                                                        THREE MONTHS ENDED
                                             --------------------------------------------------------------------------
1995                                            MARCH 31            JUNE 30         SEPTEMBER 30        DECEMBER 31
                                             ---------------    ----------------   ----------------   -----------------

Net revenues.........................          $     85,144        $     50,238       $     53,572        $     39,058
Gross margin ........................                45,077              19,325             18,590               2,957
Income (loss) from operations........                27,416               2,296              2,264            (14,241)
Income before provision (benefit) for
    income taxes.....................                27,111              11,444                848            (15,628)
Net income (loss)....................                17,485               7,494                557             (9,924)
Net income (loss) per common and common
    equivalent share.................          $        .88        $        .38       $        .03        $      (.49)


The Company's quarterly operating results are subject to fluctuations as a result of a number of factors, including general economic conditions, conditions in the semiconductor or personal computer industries, decreases in average selling prices over the life of any product, the timing of new product introductions and related expenses, changes in demand for the Company's products, changes in product mix, manufacturing capacity available to the Company, manufacturing yields, and the commencement of, developments in or outcome of litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the headings "Election of Directors," "Management of the Company" and "Compliance with Section 16(a) of the Exchange Act" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading "Executive Compensation" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the headings "Security Ownership of Directors and Executive Officers" and "Principal Stockholders" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the headings "Election of Directors," "Executive Compensation" and "Other Matters" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     EXHIBIT
     NUMBER                                                        DESCRIPTION
   -----------       ---------------------------------------------------------------------------------------------------------

      (a) (1)      - The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial
                     Statements, Supplementary Financial  Data  and  Financial   Statement Schedules on page 18 of this Report.
      (a) (2)      - The  financial  statement  schedule  filed as part of this  Report at Item 8 are  listed in the Index to
                     Financial Statements,  Supplementary Financial Data and Financial Statement Schedules on page 18 of this
                     Report.
      (a) (3)      - The following documents are filed or incorporated by reference as exhibits to this Report:
          3.1      - Restated Certificate of Incorporation filed May 15, 1996. (1)
          3.2      - Bylaws of the  Company as adopted by the Board of  Directors  of the  Company as of  February 12,  1988,
                     together with  Certificate of Amendment of Bylaws of the Company as adopted by the Board of Directors as of  March 16,  1988 and  Certificate  of  Amendment  of Bylaws of the Company as adopted by the Board of
                     Directors as of April 15, 1993. (2)
          3.3      - Certificate  of Amendment of Bylaws of the  Registrant as adopted by the Board of Directors as of August
                     26, 1993. (3)
          3.4      - Certificate  of Amendment of Bylaws of the  Registrant  as adopted by the Board of Directors as of March
                     10, 1994. (4)
          3.5      - Certificate  of Amendment of Bylaws of the  Registrant  as adopted by the Board of Directors as of March
                     24, 1995. (1)
          3.6      - Certificate  of Amendment of Bylaws of the Registrant as adopted by the Board of Directors as of January
                     26, 1996. (1)
          4.1      - Form of Certificate for the Common Stock. (2)
          4.2      - Indenture,  dated as of May 28,  1996  between the  Registrant  and Bank of  Montreal  Trust  Company as
                     Trustee. (1)
          4.3      - Registration Rights Agreement,  dated as of May 28, 1996 between the Registrant and Goldman, Sachs & Co.
                     (1)
         10.1      - License  and   Production   Agreement   entered  into  as  of  January  11,  1994  between   SGS-Thomson
                     Microelectronics,  Inc. and Cyrix Corporation. (PORTIONS HAVE BEEN OMITTED AND FILED SEPARATELY WITH THE
                     COMMISSION IN RELIANCE ON RULE 24B-2 AND THE REGISTRANT'S REQUEST FOR CONFIDENTIAL TREATMENT). (5)
         10.2      - Form of Proprietary Information and Non-competition Agreement (all employees). (2)
         10.3      - Cyrix Corporation 1988 Incentive Stock Plan, as amended and restated as of January 26, 1996. (6)
         10.4      - Cyrix Corporation Profit Sharing Plan. (2)
         10.5      - Cyrix Corporation Executive Cash Compensation Plan. (2)
         10.6      - Cyrix Corporation Employee Stock Purchase Plan, as amended and restated as of January 26, 1995. (7)
         10.7      - Real Estate Note dated September 3,  1996, in the principal amount of $5,500,000 by Cyrix Corporation in favor of Safeco Life Insurance Company.
         10.8      - Promissory Note and Letter Loan Agreement dated November 5, 1993, in the principal  amount of $3,000,000 by Cyrix Corporation in favor of Bank One, Texas, National Association. (5)
         10.9      - Settlement  Agreement  effective  January 31, 1994,  between Cyrix  Corporation  and Intel  Corporation.
                     (PORTIONS HAVE BEEN OMITTED AND FILED  SEPARATELY  WITH THE COMMISSION IN RELIANCE ON RULE 24B-2 AND THE
                     REGISTRANT'S REQUEST FOR CONFIDENTIAL TREATMENT). (5)
        10.10      - Agreement  for  Purchase of Products  entered  into as of April  8,  1994  between  IBM  Microelectronics
                     and  Cyrix Corporation.   (PORTIONS   HAVE  BEEN   OMITTED  AND  FILED SEPARATELY  WITH THE  COMMISSION
                     IN RELIANCE ON RULE 24B-2 AND THE REGISTRANT'S  REQUEST FOR CONFIDENTIAL  TREATMENT).(8)



   EXHIBIT
     NUMBER                                                        DESCRIPTION
   -----------       ---------------------------------------------------------------------------------------------------------

        10.11      - Amended and Restated  Agreement  for  Purchase of Products  entered into as of April 8, 1994 between IBM
                     Microelectronics  and Cyrix  Corporation.  (PORTIONS  HAVE BEEN  OMITTED AND FILED  SEPARATELY  WITH THE
                     COMMISSION IN RELIANCE ON  RULE 24B-2 AND THE REGISTRANT'S REQUEST FOR CONFIDENTIAL TREATMENT). (9)
        10.12      - Amendment  dated September 30, 1994 to License and Production  Agreement  entered into as of January 11,
                     1994 between SGS-Thomson Microelectronics,  Inc. and Cyrix Corporation.  (PORTIONS HAVE BEEN OMITTED AND
                     FILED  SEPARATELY  WITH THE  COMMISSION  IN  RELIANCE  ON RULE 24B-2 AND THE  REGISTRANT'S  REQUEST  FOR
                     CONFIDENTIAL TREATMENT). (10)
        10.13      - Secured  Revolving  Credit  Agreement by and among Cyrix  Corporation,  First  Interstate Bank of Texas,
                     N.A.,  National Bank of Canada,  and The Boatmen's  National Bank of St. Louis dated September 23, 1994.
                     (PORTIONS HAVE BEEN OMITTED AND FILED  SEPARATELY  WITH THE COMMISSION IN RELIANCE ON RULE 24B-2 AND THE
                     REGISTRANT'S REQUEST FOR CONFIDENTIAL TREATMENT). (10)
        10.14      - Cyrix Corporation Non-Discretionary Non-Employee Directors Stock Plan (11)
        10.15      - Agreement  for  Purchase  of  Products   (Foundry)   entered  into  as  of  May  17,  1996  between  IBM
                     Microelectronics and Cyrix Corporation. (12)
           11      - Earnings Per Common and Common Equivalent Share.
           21      - Subsidiaries.(13)
           23      - Consent of Ernst & Young LLP.
   ------------------------------------------------------




          (1)      - Filed as an  Exhibit  to the  Company's  Registration  Statement  on Form S-3 (File No.  333-10669)  and
                     incorporated herein by reference.
          (2)      - Filed as an  Exhibit  to the  Company's  Registration  Statement  on Form S-1  (File No.  33-63144)  and
                     incorporated herein by reference.
          (3)      - Filed as an  Exhibit  to the  Company's  Registration  Statement  on Form S-8  (File No.  33-68004)  and
                     incorporated herein by reference
          (4)      - Filed as an  Exhibit  to the  Company's  Registration  Statement  on Form S-8  (File No.  33-87064)  and
                     incorporated herein by reference.
          (5)      - Filed  as an  Exhibit  to the  Company's  Form  10-K for the  fiscal  year  ended  January  2,  1994 and incorporated herein by reference.
          (6)      - Filed as an  Exhibit  to the  Company's  Registration  Statement  on Form S-8 (File No.  333-18579)  and
                     incorporated herein by reference.
          (7)      - Filed as an  Exhibit  to the  Company's  Registration  Statement  on Form S-8  (File No.  33-99492)  and
                     incorporated herein by reference.
          (8)      - Filed as an  Exhibit  to the  Company's  Form  10-Q for the  quarterly  period  ended  April 3, 1994 and incorporated herein by reference.
          (9)      - Filed as an  Exhibit  to the  Company's  Form  10-Q for the  quarterly  period  ended  July 3,  1994 and incorporated herein by reference.
         (10)      - Filed as an  Exhibit to the  Company's  Form 10-Q for the  quarterly  period  ended  October 2, 1994 and incorporated herein by reference.
         (11)      - Filed as an  Exhibit  to the  Company's  Registration  Statement  on Form S-8  (File No.  33-99488)  and
                     incorporated herein by reference.
         (12)      - Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996.
         (13)      - Filed as an Exhibit to the Company's Form 10-K/A  Amendment No. 1 for the fiscal year ended December 31,
                     1995.


                                                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CYRIX CORPORATION


                                  By:/s/           JAMES W. SWENT, III
                                                 -----------------------
                                                   James W. Swent, III
                                                 Office of the President
                                              (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                       SIGNATURE                                          TITLE                              DATE


/s/          JAMES W. SWENT, III                                 Office of the President               March 10, 1997
   ----------------------------------------------
            (James W. Swent, III)                             (principal executive officer)

                                                            Senior Vice President of Finance
/s/          JAMES W. SWENT, III                                   and Administration                  March 10, 1997
   ----------------------------------------------
            (James W. Swent, III)                           (principal financial officer and
                                                              principal accounting officer)

/s/            HARVEY B. CASH                                     Chairman of the Board                March 10, 1997
   ----------------------------------------------
              (Harvey B. Cash)

/s/              L.J. SEVIN                                             Director                       March 10, 1997
   ----------------------------------------------
                (L.J. Sevin)

/s/           GERALD D. ROGERS                                          Director                       March 10, 1997
   ----------------------------------------------
             (Gerald D. Rogers)

/s/            GARY A. STIMAC                                           Director                       March 10, 1997
   ----------------------------------------------
              (Gary A. Stimac)



---------------------------------------------------------------------------------------------------------------------------
                                            CYRIX CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      (IN THOUSANDS)

                                                                             ADDITIONS
                                                         BALANCE AT         CHARGED TO
                                                        BEGINNING OF         COSTS AND                           BALANCE AT END
DESCRIPTION                                              FISCAL YEAR         EXPENSES           DEDUCTIONS       OF FISCAL YEAR
----------------------------------------------------   ----------------   ----------------    ---------------    ----------------

Allowance for losses from uncollectible accounts (deducted from accounts receivable in balance sheet):

     Fiscal year ended December 31, 1994                  $        585      $         881      $         312       $       1,154
                                                       ----------------   ----------------    ---------------    ----------------

     Fiscal year ended December 31, 1995                  $      1,154      $          99      $          98       $       1,155
                                                       ----------------   ----------------    ---------------    ----------------

     Fiscal year ended December 31, 1996                  $      1,155      $       3,661      $       3,155       $       1,661
                                                       ----------------   ----------------    ---------------    ----------------

Allowance for returns from and price allowances to be granted to original equipment manufacturer customers (deducted from accounts receivable in balance sheet):

     Fiscal year ended December 31, 1994                  $      1,494       $      8,118       $      7,209        $      2,403
                                                       ----------------   ----------------    ---------------    ----------------

     Fiscal year ended December 31, 1995                  $      2,403       $      9,263       $      8,321        $      3,345
                                                       ----------------   ----------------    ---------------    ----------------

     Fiscal year ended December 31, 1996                  $      3,345       $     12,428       $     13,198        $      2,575
                                                       ----------------   ----------------    ---------------    ----------------
