Form 10-Q
period 1997-03-30
CYRIX CORP
filed 1997-05-02
CIK 867105

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

                  For the quarterly period ended March 30, 1997

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

                                  972-968-8387
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
     ------           -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.004 Par Value                                  19,631,498
       (Title of Each Class)                    (Number of Shares Outstanding at
                                                                 April 17, 1997)
                -----------------------------------------------

                                CYRIX CORPORATION

                                      INDEX

Part I.    Financial Information                                      Page No.

   Item 1.    Financial Statements

              Consolidated Balance Sheets as of
              March 31, 1997 and December 31, 1996                     3-4

              Consolidated Statements of Income for the
              three months ended March 31, 1997 and 1996                 5

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 1997 and 1996                 6

              Notes to Consolidated Financial Statements              7-10

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations          11-13

Part II.   Other Information

    Item 1.   Legal Proceedings                                         14


    Item 6.   Exhibits and Reports on Form 8-K                          14

    Signature Page                                                      15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CYRIX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                                 (In thousands)


                                                                                  March 31,       December 31,
                                                                                    1997              1996
                                                                              ------------------ ----------------
Current assets:
    Cash and cash equivalents                                                      $96,093           $65,712
    Investments                                                                     30,591            22,035
    Trade accounts receivable, net of valuation allowances of  $9,417 at
        March 31, 1997 and $4,236 at December 31, 1996                              41,224            27,791
    Inventories:
        Raw materials                                                                3,517             9,576
        Work in process                                                             15,138            14,204
        Finished goods                                                               8,031               652
                                                                              ------------------ ----------------
           Total inventories                                                        26,686            24,432

    Prepayment for product purchases (Note 5)                                       15,658            20,471
    Income taxes receivable                                                             --            21,033
    Deferred taxes                                                                   9,474             4,783
    Other assets                                                                       786             1,184
                                                                              ------------------ ----------------
Total current assets                                                               220,512           187,441

Property and equipment
    Land                                                                             4,964             4,964
    Buildings and improvements                                                      11,375            11,154
    Machinery and equipment                                                        137,236           132,359
                                                                              ------------------ ----------------
                                                                                   153,575           148,477
    Accumulated depreciation                                                       (69,504)          (62,892)
                                                                              ------------------ ----------------
                                                                                    84,071            85,585

Prepayment for product purchases, less current portion (Note 5)                     17,952            22,465
Other assets                                                                         3,642             3,851
                                                                              ------------------ ----------------
Total assets                                                                      $326,177          $299,342
                                                                              ------------------ ----------------




                       CYRIX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)


                                                                             March 31,        December 31,
                                                                               1997               1996
                                                                         ------------------ ------------------
Current liabilities:
    Accounts payable                                                          $20,350            $17,504
    Accrued salaries and benefits                                               4,198              5,454
    Deferred income and distributor reserves                                    8,286              2,610
    Income taxes payable                                                       11,190                377
    Current maturities of long-term debt and capitalized lease
        obligations (Note 4)                                                    3,054              3,075
    Other accrued expenses                                                     10,097              8,034
                                                                         ------------------ ------------------
Total current liabilities                                                      57,175             37,054

Long-term debt and capitalized lease obligations, less current
        maturities (Note 4)                                                   135,423            136,156
Deferred income taxes                                                           2,846              3,206

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity:
    Common stock, $.004 par value; authorized 60,000 shares, issued
        20,228 at  March 31, 1997 and December 31, 1996                            81                 81
    Additional capital                                                         50,229             49,040
    Retained earnings                                                          80,463             73,850
    Less treasury stock, at cost, 599 shares at March 31, 1997 and 717
        shares at December 31, 1996                                              (40)                (45)
                                                                         ------------------ ------------------
Total stockholders' equity                                                    130,733            122,926
                                                                         ------------------ ------------------
Total liabilities and stockholders' equity                                   $326,177           $299,342
                                                                         ------------------ ------------------




                                           See accompanying notes.


                       CYRIX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                               Fiscal Quarter Ended March 31,
                                                                                  1997                1996
                                                                           ---------------------------------------

Net product sales                                                               $74,857             $49,199
Royalty revenue (Note 3)                                                            759               2,407
                                                                           ---------------------------------------
Net revenues                                                                     75,616              51,606

Cost of sales                                                                    42,168              26,279
                                                                           ---------------------------------------
                                                                                 33,448              25,327
                                                                           ---------------------------------------
Expenses:
   Marketing, general and administrative                                         11,700              13,012
   Research and development                                                      10,114               7,701
                                                                           ---------------------------------------
                                                                                 21,814              20,713
                                                                           ---------------------------------------

Income from operations                                                           11,634               4,614
Other income and expense:
   Interest income                                                                1,008                 434
   Interest expense                                                              (2,623)             (2,084)
                                                                           ---------------------------------------
                                                                                 (1,615)             (1,650)
                                                                           ---------------------------------------

Income before provision for income taxes                                         10,019               2,964
Provision for income taxes                                                        3,406               1,008
                                                                           ---------------------------------------
Net income                                                                      $ 6,613             $ 1,956
                                                                           ---------------------------------------

Net income per common and common
   equivalent share - primary                                                    $ 0.33              $ 0.10
                                                                           ---------------------------------------

Weighted average common and common
   equivalent shares outstanding                                                 20,340              20,029
                                                                           ---------------------------------------



                             See accompanying notes.

                       CYRIX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                Three Months Ended March 31,
                                                                                  1997               1996
                                                                           ---------------------------------------
Operating Activities
Net income                                                                        $ 6,613           $ 1,956
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                   6,939             6,923
    Provision for doubtful accounts and OEM
      customer returns                                                              4,160             4,443
    Deferred taxes                                                                 (5,051)            4,782
    Changes in operating assets and liabilities:
      Receivables                                                                 (17,593)           (7,011)
      Inventories                                                                  (2,254)           (9,764)
      Income taxes receivable                                                      23,781                --
      Other current assets                                                            398               107
      Accounts payable                                                              2,846             5,499
      Income taxes payable                                                          8,065              (166)
      Accrued expenses                                                                807             1,698
      Deferred income and distributor reserves                                      5,676            (7,948)
      Other assets                                                                    209                30
                                                                           ---------------------------------------
Net cash provided by operating activities                                          34,596               549

Investing Activities
Prepayments for product purchases                                                      --           (10,000)
Reduction in prepayments for product purchases                                      9,326             4,957
Purchases of property and equipment, net                                           (5,425)           (3,891)
Purchases of investments                                                          (17,646)               --
Proceeds from redemption of investments                                             9,090                --
                                                                           ---------------------------------------
Net cash used in investing activities                                              (4,655)           (8,934)

Financing activities
Repayments of long-term debt and capitalized
  lease obligations                                                                  (754)           (5,422)
Tax benefit from stock option exercises                                               319                 8
Net proceeds from issuance of common stock                                            875               769
                                                                           ---------------------------------------
Net cash provided by financing activities                                             440            (4,645)
                                                                           ---------------------------------------

Increase (decrease)  in cash and cash equivalents                                  30,381           (13,030)
Cash and cash equivalents at beginning of period                                   65,712            44,334
                                                                           ---------------------------------------
Cash and cash equivalents at end of period                                       $ 96,093           $31,304
                                                                           ---------------------------------------


                             See accompanying notes.

                       CYRIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1997



1.       Basis of Presentation

     The unaudited consolidated financial statements of Cyrix Corporation and subsidiaries ("the Company" or "Cyrix") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1996, and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 10, 1997.

     The Company uses a 52/53 week fiscal year that ends on or about December 31 and 13/14 week fiscal quarters that end on or about March 31, June 30 and September 30. The accompanying financial statements have been labeled as though the Company's accounting periods ended on the respective calendar year ended December 31 and the fiscal quarter ended March 31. Fiscal year 1996 ended December 29, 1996, the first fiscal quarter of 1997 ended March 30, 1997, and the first fiscal quarter of 1996 ended March 31, 1996. The first fiscal quarters of 1997 and 1996 were each 13-week fiscal quarters.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which becomes effective for the Company's 1997 consolidated financial statements beginning in the fourth quarter of 1997. SFAS No. 128 will eliminate the disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which will exclude Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology for fully diluted earnings per share. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the reported earnings per share of the Company.

 2.      Earnings per Common and Common Equivalent Share

     Earnings per common and common equivalent share are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during each period. During each period presented, common stock options were the only common stock equivalents outstanding. The dilutive effects of common stock equivalents are calculated using the treasury stock method. Common stock equivalents are not included in the computation of earnings per share for any period in which their inclusion would have the effect of increasing the earnings per share amount or decreasing the loss per share amount otherwise computed. Fully diluted earnings per share is substantially the same as primary earnings per share for all periods presented.

3.       Royalty Revenue

     During the first fiscal quarters ended March 31, 1997 and 1996, the Company received royalty revenue in the amount of $759 thousand and $2.4 million, respectively, from Texas Instruments Incorporated ("TI") and SGS Thomson Microelectronics, Inc. ("SGS") based on sales of licensed products.

4.       Long-term Obligations

     In May 1996, the Company issued $126.5 million of 5.5% convertible subordinated notes ("notes") due June 1, 2001. The notes are convertible into shares of the Company's common stock at the conversion rate of 25.1572 shares per $1,000 principal amount of notes (equivalent to a conversion price of $39.75 per share). The notes are subordinated to present and future senior indebtedness of the Company, and the notes are redeemable at the option of the Company, in whole or in part, on or after June 1, 1999. Interest payments of approximately $3.5 million are due each June 1 and December 1 until maturity.

     The Company has financed certain land, buildings and equipment under financing agreements which contain restrictive covenants including restriction on dividends, additional debt and certain other transactions and which include the maintenance of certain net worth, net income per quarter, working capital and other financial ratios.

5.       Commitments

     The Company currently has two manufacturing agreements with IBM. The Company entered into the first of such agreements (the "original" agreement) on April 8, 1994. The original agreement provides for IBM's Microelectronics division to manufacture specified quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1999 at defined prices. Cyrix is responsible for the total production costs (including equipment costs) of such specified quantities of products irrespective of the number of products actually ordered by the Company. Cyrix made a capital equipment investment of approximately $88 million in an IBM manufacturing facility pursuant to the original agreement. The depreciation expense associated with such capital equipment, which Cyrix owns, is reimbursed to the Company by IBM on a monthly basis. In the event of expiration or termination of the original agreement by either party, IBM has the option to purchase this capital equipment from Cyrix at its then net book value, if any. Also, Cyrix made prepayments for product purchases of approximately $30 million during fiscal 1994, $30 million during fiscal 1995, $10 million on January 1, 1996 and $10 million on April 1, 1997. One additional prepayment of $10 million is due on January 1, 1998. Such prepayments will be credited to Cyrix as it purchases wafers from IBM at defined prices during the period from July 1, 1995 through December 31, 1999. In addition to supplying microprocessors to Cyrix, IBM has the right to manufacture an equivalent amount of wafers of Cyrix-designed products for use internally or to sell on an OEM basis.

     The Company entered into a second agreement (the "foundry" agreement) with IBM on May 17, 1996. The foundry agreement specifies that IBM's Microelectronics division manufacture additional quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1997 at defined prices. The foundry agreement originally provided that the Company purchase wafers totaling approximately $45 million during the second half of 1996. Although the foundry agreement specified significant penalties if the Company did not purchase the entire commitment under the foundry agreement, the Company negotiated a reduction in the commitment due to the lower than expected sales volume in 1996 without incurring significant penalties. The Company has submitted purchase orders to IBM for further purchases of wafers during the second fiscal quarter of 1997 and expects to continue to purchase wafers under the foundry agreement during the second half of 1997.

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

MMX Litigation

     On March 14, 1997, Intel filed in the US District Court for the District of Delaware a complaint alleging that both Cyrix and Advanced Microdevices Inc. ("AMD") were infringing Intel's trademark rights by promoting products which Cyrix and AMD claimed were MMX(TM) compatible products. Although Cyrix had distributed preliminary marketing materials that indicated its M2 processor is expected to be MMX compatible, Cyrix had not yet sold any such parts. The complaint sought temporary and permanent relief from additional marketing of products that used the term MMX without recognizing it as an Intel trademark. However, on March 31, 1997, Cyrix and Intel reached agreement that enables Cyrix to market its products that implement MMX technology while providing appropriate attribution to Intel for the MMX trademark and to describe Cyrix's M2 processor as compatible with MMX technology in all future advertising.

Creative Labs Litigation

     On March 17, 1997, Creative Labs, Inc. ("Creative") filed an action against Cyrix Corporation, Compaq Corporation, and Tiger Direct, Inc. ("Tiger") in the US District Court for the Northern District of California, Oakland Division, alleging that each had sold and/or marketed products incorporating the Company's MediaGX processor and that such processor, when operated with Microsoft's Windows 95 software, caused the computers in which the products were installed to indicate that a Sound Blaster card was installed in the system when in fact no such card was installed. Additionally, Creative claimed that certain of Creative's proprietary applet software were inappropriately available on Cyrix's internet web page. Creative sought a temporary restraining order to prevent Cyrix and the other companies named in the suit from shipping products which caused systems to identify its sound device as a Sound Blaster sound card and to prevent further use of Creative's applet software in the Company's internet web page. The temporary restraining order was granted on March 28, 1997.

     While admitting no wrong-doing, the Company has taken actions that it believes satisfy the requirements of the temporary restraining order including removal of all of Creative's applet and driver software from its internet web page. The Company has also agreed to indemnify Tiger with regard to this action and Tiger has tendered its defense to the Company. A hearing has been scheduled for May 2, 1997 to determine whether a preliminary injunction against future shipments of MediaGX processors should be granted. The ultimate outcome of this litigation cannot presently be determined; however, the Company intends to defend the actions vigorously. Any decision adverse to the Company in this matter could have a material adverse effect on the Company, its financial condition, or its results of operations.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         The  following  table  sets  forth  items  from  Cyrix's   Consolidated
Statements of Income as percentages of net revenues:
                                                                                      Fiscal Quarter Ended  March 31,
                                                                                           1997             1996
                                                                                      ------------------------------
           Net product sales                                                                 99.0  %          95.3   %
           Royalty revenue                                                                    1.0              4.7
                                                                                      ------------     -------------
           Net revenues                                                                     100.0            100.0
           Cost of sales                                                                     55.8             50.9
           Marketing, general and administrative                                             15.5             25.2
           Research and development                                                          13.4             14.9
                                                                                      ------------     -------------
           Income from operations                                                            15.3              9.0
           Net interest expense                                                               2.1              3.2
                                                                                      ------------     -------------
           Income before provision for income taxes                                          13.2              5.8
           Provision for income taxes                                                         4.5              2.0
                                                                                      ============     =============
           Net income                                                                         8.7  %           3.8   %
                                                                                      ============     =============


Results of Operations

     Net Revenues. Net product sales of $74.9 million for the first quarter of fiscal 1997 increased 52% compared with net product sales of $49.2 million for the first quarter of fiscal 1996. Processor unit shipments for the first fiscal quarter of 1997 declined by 3% compared with unit shipments of the same period of fiscal 1996. During the first fiscal quarter of 1997, the Company's MediaGX and 6x86 processors accounted for 99% of net product sales; sales of 6x86(TM) and 5x86(TM) microprocessors represented over 90% of the Company's net product sales the first fiscal quarter of 1996. Net revenues for the first fiscal quarters of 1997 and 1996 included $759 thousand and $2.4 million of royalty payments, respectively, received from TI and SGS based upon sales of products licensed to them by the Company.

     Sales of processors to international customers constituted 55% and 50% of processor product sales in the first quarters of fiscal 1997 and 1996, respectively. Sales of processors to international customers are made primarily to customers in Europe, Taiwan, Hong Kong, Korea and Japan.

     The outlook for the Company's revenue growth is dependent upon the Company's MediaGX and M2 products. The MediaGX product was introduced in the first quarter of fiscal 1997 and the M2 product is expected to be introduced in the second quarter of fiscal 1997. If these products do not offer performance, features and pricing attractive to the personal computer industry, the Company may build excess inventory or experience net losses similar to those incurred in fiscal 1996.

     During the fourth quarter of 1996 and to a greater extent during the first quarter of 1997, Intel spent considerable resources advertising its processors that incorporate MMX technology. Additionally, AMD has introduced its K6 processor that it claims is compatible with MMX. Until Cyrix is able to manufacture its M2 product in commercial quantities it will not have a product offering that is compatible with MMX technology. Therefore, it is likely that the average sales prices of Cyrix's 6x86 processors will decline significantly during the remainder of fiscal 1997. Additionally, the Company's ability to compete with AMD and Intel in the second half of fiscal 1997 will be dependent upon manufacturing its M2 product in sufficient quantities and with acceptable yields and processor speeds to offer products similar to those of its competitors.

     During the first fiscal quarter of 1997, Cyrix introduced its MediaGX processor, which incorporates many of the functions performed by peripheral components of traditional PCs into the processor and allows computer manufacturers to sell complete personal computers at retail prices under one thousand dollars. Although the product has been introduced and Cyrix has been able to produce and sell commercial quantities of such processors, the Company's success in the second half of 1997 is, in part, dependent upon continued success of this product. Since the MediaGX processor requires a motherboard that differs from the industry standard motherboard, the product's success is also dependent upon personal computer manufacturers who have the ability and desire to market a personal computer that uses such non-standard components. Although the Company has been able to sell significant quantities of its MediaGX product, continued revenue and margin growth will be dependent upon obtaining additional customers for the product and minimizing the declines in average sales prices over the remaining quarters of fiscal 1997.

     Gross Margins. The Company's gross margin increased to $33.4 million for the first fiscal quarter of 1997 from $25.3 million for the same period of 1996. The Company's margins increased when compared to the first fiscal quarter of 1996 due to improvements in manufacturing processes which reduced the processor's die size, better die yields and higher unit volumes of 6x86 products.

     Quarterly growth, if any, in the Company's gross margin in the remainder of fiscal 1997 is dependent upon the market acceptance of its MediaGX and M2 processors. Risks associated with enhancing the designs of, ramping production of, and obtaining sales orders for such microprocessors are discussed in Net Revenues (above), Reliance on Third-Party Manufacturers (below) and Product Transitions (below).

     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the first quarters of fiscal 1997 and 1996 were $11.7 million and $13.0 million, respectively. Marketing, general and administrative expenses for the first fiscal quarter of 1997 decreased compared with the same period of fiscal 1996 primarily due to a decline in sales and marketing expenses associated with the personal computer systems business.

     Research and Development Expenses. The Company's research and development expenses for the first fiscal quarters of 1997 and 1996 were $10.1 million and $7.7 million, respectively. The increase of research and development expenses in the first fiscal quarter of 1997 compared with the same period of 1996 was attributable to the expansion of the Company's engineering staff, design equipment and prototype expenses to support the development of microprocessor products. The Company intends to continue to increase its research and development expenses in an effort to enhance existing products and develop technologically advanced products.

     Net Interest Expense. Interest expense for the fiscal quarter ended March 31, 1997 increased to $2.6 million compared to $2.1 million for the same period of fiscal 1996 primarily due to higher loan balances partially offset by lower interest rates. Such increase was offset by increased interest income due to higher cash and investment balances in the first fiscal quarter of 1997 compared to the first fiscal quarter of 1996.

     Provision (Benefit) for Income Taxes. The Company's effective tax rate was 34% in the first fiscal quarters of 1997 and 1996.

Other Factors Affecting Results of Operations.

     Reliance on Third-Party Manufacturers. All of the Company's processors produced in 1996 and the first fiscal quarter of 1997 were manufactured and sold to the Company by IBM. The Company's 6x86 microprocessors are more complex than its earlier generation microprocessors and such microprocessors require more advanced manufacturing processes than those required for the Company's previous products. Further, there can be no assurance that Cyrix will be able to successfully ramp and sustain production of its MediaGX and M2 products at IBM without experiencing yield problems or performance issues in the remainder of fiscal 1997 and beyond.

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

     During the first fiscal quarter of 1997, Cyrix introduced its MediaGX processor and Cyrix plans to introduce its M2 processor in the second fiscal quarter of 1997. Cyrix expects that these introductions will cause prices and margins for its 6x86 processors to decline. Consequently, if the MediaGX and M2 products do not offer performance, features and pricing attractive to the personal computer industry, the Company may build excess inventory or experience net losses similar to those incurred in fiscal 1996. Additionally, Intel and several of the Company's other competitors have substantially greater financial, technical, manufacturing and marketing resources than the Company and they may introduce new microprocessor designs with features or performance that exceed those contained in the Company's new products. If the Company experiences a delay in transitioning to its MediaGX and M2 processors, the period of time and the impact on profit margins during this product transition will be dependent upon several factors including, but not limited to, the following: Cyrix may experience performance difficulties with the new product designs; Cyrix may not be able to successfully ramp production of new products at IBM or other qualified foundries without yield problems or other performance issues; and personal computer manufacturers may not design the Company's new products into their notebook and desktop computers in a timely manner or purchase the Company's products in the volumes and at the prices necessary to offset the declining market, average selling prices and profit margins of the Company's 6x86 processors.

     Purchase commitments. The Company currently has two manufacturing agreements with IBM. The Company entered into the first of such agreements (the "original" agreement) on April 8, 1994. The original agreement provides for IBM's Microelectronics division to manufacture specified quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1999 at defined prices. Cyrix is responsible for the total production costs (including equipment costs) of such specified quantities of products irrespective of the number of products|ztually ordered by the Company. Cyrix made a capital equipment investment of approximately $88 million in an IBM manufacturing facility pursuant to the original agreement. The depreciation expense associated wit such capital equipment, which Cyrix owns, is reimbursed to the Company by IBM on a monthly basis. In the event of expiration or termination of the original agreement by either party, IBM has the option to purchase this capital equipment from Cyrix at its then net book value, if any. Also, Cyrix made prepayments for product purchases of approximately $30 million during fiscal 1994, $30 million during fiscal 1995, $10 million on January 1, 1996 and $10 million on April 1, 1997. One additional prepayment of $10 million is due on January 1, 1998. Such prepayments will be credited to Cyrix as it purchases wafers from IBM at defined prices during the period from July 1, 1995 through December 31, 1999. In addition to supplying microprocessors to Cyrix, IBM has the right to manufacture an equivalent amount of wafers of Cyrix-designed products for use internally or to sell on an OEM basis.

     The Company entered into a second agreement (the "foundry" agreement) with IBM on May 17, 1996. The foundry agreement specifies that IBM Microelectronics division manufacture additional quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1997 at defined prices. The foundry agreement originally provided that the Company purchase wafers totaling approximately $45 million during the second half of 1996. Although the foundry agreement specified significant penalties if the Company did not purchase the entire commitment, the Company negotiated a reduction inorpe commitment due to the lower than expected sales volume in 1996 without incurring significant penalties. The Company has submitted purchase orders to IBM for further purchases of wafers during the second fiscal quarter of 1997 and expects tolopntinue to purchase wafers under the foundry agreement during the second half of 1997.

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

Liquidity and Capital Resources

     Cash and cash equivalents totaled $96.1 million at March 31, 1997 compared with $65.7 million at December 31, 1996. The Company's primary source of cash in the three months ended March 31, 1997 was an income tax refund received totaling $23.8 million and cash generated by an increase in taxes payable. Excluding the income tax refund, the Company generated cash from operating activities of $10.8 million. The primary uses of cash in the three months ended March 31, 1997 consisted of purchases of investments, purchases of property, plant, and equipment and cash consumed by increases in receivables, inventories and deferred taxes. The Company's primary uses of cash in the first quarter of 1996 consisted of capital equipment purchases, product prepayments pursuant to the Company's agreement with IBM and principal payments on long-term debt and capitalized lease obligations.

     Cyrix's long-term debt and capitalized lease obligations totaled $138.5 million and $139.2 million at March 31, 1997 and March 31, 1996, respectively. Approximately $3.1 million of such debt is scheduled for payment during the next twelve months. Additionally, the Company is obligated to make an interest payment on the convertible subordinated bonds on June 1, 1997 totaling approximately $3.5 million dollars. Since the end of the first fiscal quarter of 1997, the Company made a $10 million prepayment to IBM pursuant to the original agreemsnt which will be credited against future product purchases (See "Purchase Commitments above). Cyrix expects that its current cash, cash equivalents and investments will be sufficient to fund operations for the remainder of fiscal 1997; however, if future cash requirements exceed available cash resources, the Company may pursue additional financing. Due to the factors noted above andoswsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings, if any, and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry which often results in volatility of the Company's common stock price.

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

     The final outcome of one or more of the issues subject to litigation as described in Note 6 to the Consolidated Financial Statements could have a material adverse effect on the Company's results of operations during the remainder of fiscal 1997 or a subsequent period.

         Potential Future Litigation

     The Company believes that Intel has a strategy of protecting its market share by filing intellectual property lawsuits against its competitors, and that Intel may assert additional patent infringement claims against the Company. Potential additional Intel litigation would likely involve different patents with new combination or system claims. In addition, new patent applications are continuawtr being filed by Intel and by others. Since pending United States patent applications are confidential until patents are issued, it is impossible to ascertain all potential patent infringement claims. If the Company is alleged to infringe one or more patents, it may seek a license to the patent. However, there can be no assurance that a license will be available on reasonable terms. In such event, the Company may be forced to litigate the matter. The damages and legal and other expenses of any resulting litigation could have a material adverse effect on future operations.


Item 6.       Exhibits and Reports on Form 8-K

  a.   Exhibit 3(ii).   Amended and Restated Bylaws of the Company as adopted by
                        the Board of Directors as of April 17, 1997
  b.   Exhibit 10.      Severance agreement between Gerald D. Rogers and the
                        Company
  c.   Exhibit 11.      Earnings per Common and Common Equivalent Share.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to bvvuigned on its behalf by the undersigned, thereunto duly authorized.

                                                               Cyrix Corporation


Date:  May 1, 1997                                  By:   James W. Swent III
                                                       -------------------------
                                                          James W. Swent III
                                                Senior Vice President of Finance
                                                       and Administration
                          (Principal Financial Officer)

                                INDEX TO EXHIBITS

                                                                                                    Sequentially
      Exhibit                                                                                         Numbered
      Number                                         Description                                        Page
---------------------------------------------------------------------------------------------------------------------------

       3(ii)               Amended and Restated Bylaws of the Company as adopted by the Board of Directors as of April 17, 1997
        10                 Severance agreement between Gerald D. Rogers and the Company
        11                 Earnings per Common and Common Equivalent Share
