Form 10-K405/A
period 1996-12-29
CYRIX CORP
filed 1997-05-16
CIK 867105

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________


                           COMMISSION FILE NO. 0-21904
                          ----------------------------

                                CYRIX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        75-2218250
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                          2703 NORTH CENTRAL EXPRESSWAY
                             RICHARDSON, TEXAS 75080
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 968-8387

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 17, 1997 was approximately $424,531,144. As of April 17, 1997, there were 19,631,498 outstanding shares of the registrant's Common Stock.

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


================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                       AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                                CYRIX CORPORATION

                                   FORM 10-K/A
                                 AMENDMENT NO. 1



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 29, 1996 as set forth in the pages attached hereto:



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
                     (8)





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

                                                         CYRIX CORPORATION


                                            By:/s/     James W. Swent, III
                                                      -----------------------
                                                       James W. Swent, III
                                                Senior Vice President of Finance
                                                       and Administration