Form 10-Q
period 1997-06-30
CYRIX CORP
filed 1997-08-12
CIK 867105

-------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
                               _______________

(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                     OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ............... to ..............

                            Commission File 0-21904

                               CYRIX CORPORATION
              (Exact name of registrant as specified in its charter)

           DELAWARE                                       75-2218250
           --------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

              2703 NORTH CENTRAL EXPRESSWAY, RICHARDSON, TX  75080
              ----------------------------------------------------
                   (Address of principal executive offices)
                                 (Zip Code)

                                972-968-8387
                                ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No
   ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.004 PAR VALUE                        19,767,449
-----------------------------                        ----------
   (Title of Each Class)                 (Number of Shares Outstanding at
                                                   August 1, 1997)

-------------------------------------------------------------------------------

                                  CYRIX CORPORATION

                                        INDEX

PART I.   FINANCIAL INFORMATION                                      PAGE NO.
                                                                     --------
          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of
                    June 30, 1997 and December 31, 1996                 3-4

                    Consolidated Statements of Income for the
                    three months and six months ended
                    June 30, 1997 and 1996                                5

                    Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1997 and 1996               6

                    Notes to Consolidated Financial Statements         7-11

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     12-15

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                    16

          Item 4.   Submission of Matters to a Vote of Security
                    Holders                                              16

          Item 5.   Other Information                                    17

          Item 6.   Exhibits and Reports on Form 8-K                     17

          Signature Page                                                 18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CYRIX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS
                                 (UNAUDITED)
                               (IN THOUSANDS)

                                                           JUNE 30, DECEMBER 31,
                                                             1997       1996
                                                           --------------------
Current assets:
  Cash and cash equivalents                                $ 82,321   $ 65,712
  Investments                                                23,566     22,035
  Trade accounts receivable, net of valuation
   allowances of $5,912 at June 30, 1997 and $4,236
   at December 31, 1996                                      35,291     27,791
  Inventories:
    Raw materials                                             4,002      9,576
    Work in process                                           9,932     14,204
    Finished goods                                           26,481        652
                                                           -------------------
      Total inventories                                      40,415     24,432

  Prepayment for product purchases (Note 5)                  22,064     20,471
  Income taxes receivable                                     1,495     21,033
  Deferred taxes                                              8,103      4,783
  Other assets                                                  499      1,184
                                                           -------------------
Total current assets                                        213,754    187,441

Property and equipment
  Land                                                        4,964      4,964
  Buildings and improvements                                 11,798     11,154
  Machinery and equipment                                   136,889    132,359
                                                           -------------------
                                                            153,651    148,477
  Accumulated depreciation                                  (76,052)   (62,892)
                                                           -------------------
                                                             77,599     85,585

Prepayment for product purchases, less current
 portion (Note 5)                                            16,326     22,465
Other assets                                                  3,476      3,851
                                                           -------------------
Total assets                                               $311,155   $299,342
                                                           -------------------
                                                           -------------------

                     CYRIX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                (UNAUDITED)
                              (IN THOUSANDS)

                                                           JUNE 30, DECEMBER 31,
                                                             1997      1996
                                                           -------------------
Current liabilities:
  Accounts payable                                         $ 23,434   $ 17,504
  Accrued salaries and benefits                               5,118      5,454
  Deferred income and distributor reserves                    7,358      2,610
  Income taxes payable                                          721        377
  Current maturities of long-term debt and capitalized
   lease obligations (Note 4)                                 2,781      3,075
  Other accrued expenses                                      8,016      8,034
                                                           -------------------
Total current liabilities                                    47,428     37,054

Long-term debt and capitalized lease obligations, less
 current maturities (Note 4)                                134,944    136,156
Deferred income taxes                                         2,819      3,206

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity:
  Common stock, $.004 par value; authorized 60,000 shares,
   issued 20,228 at June 30, 1997 and December 31, 1996          81         81
  Additional capital                                         50,737     49,040
  Retained earnings                                          75,184     73,850
  Less treasury stock, at cost, 546 shares at June 30,
   1997 and 717 shares at December 31, 1996                     (38)       (45)
                                                           -------------------
Total stockholders' equity                                  125,964    122,926
                                                           -------------------
Total liabilities and stockholders' equity                 $311,155   $299,342
                                                           -------------------
                                                           -------------------


                          SEE ACCOMPANYING NOTES.

                       CYRIX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FISCAL QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                           1997       1996                1997         1996
                                                      ---------------------------------------------------------
Net product sales                                         $39,517    $25,068            $114,374      $74,267
Royalty revenue (Note 3)                                      498      1,987               1,257        4,394
                                                      ---------------------------------------------------------
Net revenues                                               40,015     27,055             115,631       78,661

Cost of sales                                              25,166     26,487              67,333       52,766
                                                      ---------------------------------------------------------
                                                           14,849        568              48,298       25,895
                                                      ---------------------------------------------------------
Expenses:
   Marketing, general and administrative                   11,191     13,971              22,891       26,983
   Research and development                                10,831      8,795              20,945       16,496
                                                      ---------------------------------------------------------
                                                           22,022     22,766              43,836       43,479
                                                      ---------------------------------------------------------

Income (loss) from operations                              (7,173)   (22,198)              4,462      (17,584)
Other income and expense:
   Interest income                                          1,646        407               2,654          842
   Interest expense                                        (2,502)    (2,208)             (5,125)      (4,293)
                                                      ---------------------------------------------------------
                                                             (856)    (1,801)             (2,471)      (3,451)
                                                      ---------------------------------------------------------

Income (loss) before provision for income taxes
   and extraordinary loss from early
   extinguishment of debt                                  (8,029)   (23,999)              1,991      (21,035)
                                                      ---------------------------------------------------------
Provision (benefit) for income taxes                       (2,750)    (8,639)                657        7,631
                                                      ---------------------------------------------------------
Net income (loss) before extraordinary loss
   from early extinguishment of debt                      ($5,279)  ($15,360)              1,334     ($13,404)

Extraordinary loss from early extinguishment of debt         ----    ($1,062)               ----      ($1,062)
                                                      ---------------------------------------------------------

Net income (loss)                                         ($5,279)  ($16,422)             $1,334     ($14,466)
                                                      ---------------------------------------------------------
                                                      ---------------------------------------------------------

Net income (loss) per common and common
    equivalent share - primary:
    Income (loss) before extraordinary item                ($0.27)    ($0.79)              $0.07       ($0.69)
    Extraordinary item                                       ----     ($0.06)               ----       ($0.06)
                                                      ---------------------------------------------------------

Net income (loss) per common share                         ($0.27)    ($0.85)              $0.07       ($0.75)
                                                      ---------------------------------------------------------
                                                      ---------------------------------------------------------

Weighted average common and common
   equivalent shares outstanding                           19,656     19,371              20,259       19,333
                                                      ---------------------------------------------------------
                                                      ---------------------------------------------------------

                           SEE ACCOMPANYING NOTES.

                       CYRIX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED JUNE 30,
                                                                   1997         1996
                                                              ---------------------------
OPERATING ACTIVITIES
Net income                                                       $  1,334      ($14,466)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  13,619        13,658
    Provision for doubtful accounts and OEM
      customer returns                                              4,668        12,674
    Deferred taxes                                                 (3,708)       (3,333)
    Changes in operating assets and liabilities:
      Receivables                                                 (12,168)        1,343
      Inventories                                                 (15,984)      (17,094)
      Income taxes receivable                                      19,538         -----
      Other current assets                                            685          (401)
      Accounts payable                                              5,931          (112)
      Income taxes payable                                            344          (442)
      Accrued expenses                                               (355)        2,165
      Deferred income and distributor reserves                      4,749        (9,635)
      Other assets                                                    375        (3,348)
                                                              ---------------------------
Net cash provided by (used in) operating activities                19,028       (18,991)

INVESTING ACTIVITIES
Prepayments for product purchases                                 (10,000)      (10,000)
Reduction in prepayments for product purchases                     14,546         9,217
Purchases of property and equipment, net                           (5,633)       (8,249)
Purchases of investments                                          (28,478)        -----
Proceeds from redemption of investments                            26,948         -----
                                                              ---------------------------
Net cash used in investing activities                              (2,617)       (9,032)

FINANCING ACTIVITIES
Proceeds from issuance of 5.5% convertible subordinated notes        ----       126,500
Repayments of long-term debt and capitalized
  lease obligations                                                (1,506)      (74,158)
Tax benefit from stock option exercises                               674           359
Net proceeds from issuance of common stock                          1,030         1,271
                                                              ---------------------------
Net cash provided by financing activities                             198        53,972
                                                              ---------------------------

Increase in cash and cash equivalents                              16,609        25,949
Cash and cash equivalents at beginning of period                   65,712        44,334
                                                              ---------------------------
Cash and cash equivalents at end of period                       $ 82,321       $70,283
                                                              ---------------------------
                                                              ---------------------------
FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH
Capital lease obligations incurred                                  -----         1,953

                            SEE ACCOMPANYING NOTES.

                       CYRIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997



1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Cyrix Corporation and subsidiaries ("the Company" or "Cyrix") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1996, and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 10, 1997 and the Form 10-K/A filed with the SEC on May 16, 1997.

     The Company uses a 52/53 week fiscal year that ends on or about December 31 and 13/14 week fiscal quarters that end on or about March 31, June 30 and
September 30.   The accompanying financial statements have been labeled as though the Company's accounting periods ended on the respective calendar year ended December 31 and the fiscal quarter ended June 30. Fiscal year 1996 ended December 29, 1996, the second fiscal quarter of 1997 ended June 29, 1997, and the second fiscal quarter of 1996 ended June 30, 1996. The second fiscal quarters of 1997 and 1996 were each 13-week fiscal quarters.

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

3.   ROYALTY REVENUE

     During the second fiscal quarters ended June 30, 1997 and 1996, the Company received royalty revenue in the amount of $500 thousand and $2.0 million, respectively, from Texas Instruments Incorporated ("TI") and SGS Thomson Microelectronics, Inc. ("SGS") based on sales of licensed products. During the first six months of fiscal 1997 and 1996, respectively, the Company received royalty revenue of $1.3 million and $4.4 million.

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

5.   COMMITMENTS

     The Company has entered into two manufacturing agreements with IBM. The Company entered into the first of such agreements (the "original" agreement) on April 8, 1994. The original agreement provides for IBM's Microelectronics division to manufacture specified quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1999 at defined prices. Cyrix is responsible for the total production costs (including equipment costs) of such specified quantities of products irrespective of the number of products actually ordered by the Company. Cyrix made a capital equipment investment of approximately $88 million in an IBM manufacturing facility pursuant to the original agreement. The depreciation expense associated with such capital equipment, which Cyrix owns, is reimbursed to the Company by IBM on a monthly basis. In the event of expiration or termination of the original agreement by either party, IBM has the option to purchase this capital equipment from Cyrix at its then net book value, if any. Also, Cyrix made prepayments for product purchases of approximately $30 million during fiscal 1994, $30 million during fiscal 1995, $10 million on January 1, 1996 and $10 million on April 1, 1997. One additional prepayment of $10 million is due on January 1, 1998. Such prepayments will be credited to Cyrix as it purchases wafers from IBM at defined prices during the period from July 1, 1995 through December 31, 1999. In addition to supplying microprocessors to Cyrix, IBM has the right to manufacture an equivalent amount of wafers of Cyrix-designed products for use internally or to sell on an OEM basis. The Company has submitted purchase orders to IBM for further purchases of wafers during the third and fourth fiscal quarters of 1997 and expects to continue to purchase wafers under this agreement through December 1999.

     The Company entered into a second agreement (the "foundry" agreement) with IBM on May 17, 1996. The foundry agreement specifies that IBM's Microelectronics division manufacture additional quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1997 at defined prices. The foundry agreement originally provided that the Company purchase wafers totaling approximately $45 million during the second half of 1996. Although the foundry agreement specified significant penalties if the Company did not purchase the entire commitment under the foundry agreement, the Company negotiated a reduction in the commitment due to the lower than
expected sales volume in 1996 without incurring significant penalties.   At
the end of fiscal 1996, the Company had outstanding purchase commitments for 1997; however, such commitments could be canceled without penalty within the terms of the foundry agreement. The Company continued to purchase wafers under the foundry agreement in first fiscal quarter 1997; however, the Company did not purchase wafers under the agreement in second fiscal quarter 1997 and has no current plans to purchase wafers under the agreement in the third and fourth fiscal quarters of 1997.

6.   CONTINGENCIES

MICROPROCESSOR LITIGATION

     Since March 1992, the Company and Intel Corporation ("Intel") have been engaged in litigation related to certain of the Company's microprocessor products. On January 21, 1994, the United States District Court for the Eastern District of Texas, Sherman Division ruled in favor of the Company with respect to microprocessor products which were made and sold to the Company by certain Intel licensees, SGS-Thomson Microelectronics, Inc.
("SGS") and Texas Instruments ("TI"). Intel appealed the ruling on April 8, 1994. On December 8, 1994, the Court of Appeals for the Federal Circuit affirmed the district court's January 21, 1994 ruling. On December 23, 1994, Intel filed a petition for reconsideration of that decision and a motion for rehearing EN BANC with the Court of Appeals. In February 1995, the Court of Appeals for the Federal Circuit denied Intel's motion for a rehearing EN BANC.

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

GATEWAY TRADEMARK LITIGATION

     By letter dated May 17, 1996, Gateway 2000, Inc. ("Gateway") alleged that Cyrix "is infringing valuable trademark and trade dress rights of Gateway 2000" in advertisements promoting Cyrix's 6x86-TM- personal computer systems. Gateway asserts that Cyrix's "reproduction, copy and colorable imitation of Gateway's registered trademark and trade dress in connection with advertising Cyrix's goods is likely to cause confusion, mistake or deceive the public within the meaning of the Lanham Act." The letter threatens Cyrix with actions for trademark infringement, false advertising and trade disparagement, and unfair competition. Finally, the letter suggests that Gateway might assert its rights in other nations if the advertisements have been distributed on the international market.

     On May 24, 1996, Cyrix filed in the United States District Court for the Northern District of Texas, Dallas Division, CYRIX CORPORATION V. GATEWAY 2000, INC., seeking a declaratory judgment: (i) that none of Cyrix's actions or omissions relating to its advertisements of the Cyrix 6x86-TM- computers has violated any provisions of the Lanham Act; (ii) that none of Cyrix's actions or omissions relating to its advertisements of the Cyrix 6x86-TM-computers has violated the common law of the State of Texas or any provisions of the Texas Trademark Act, Texas Business & Commerce Code Sections 16.01 et seq., including but not limited to those provisions relating to trademark infringement, trade dress infringement and dilution; (iii) that Cyrix has not engaged in any false or unlawful advertising; (iv) that Cyrix has not engaged in any unfair competition or trade disparagement; (v) that Cyrix's conduct relating to its advertisements of the Cyrix 6x86-TM- computers is speech protected by the U.S. Constitution and the Texas Constitution of 1876; (vi) that none of Cyrix's actions or omissions relating to its advertisements of the Cyrix 6x86-TM- computers has violated any state or federal laws; (vii) that Cyrix's acts are privileged and/or excused by: (a) the defense of fair use; (b) the defense of opinion and parody; and (c) the defense of truth; and
(viii) that Cyrix is free to use images of Holstein cows to signify Gateway (even in an unflattering fashion) in advertising of personal computers that is not factually false, deceptive or misleading.

     Subsequently, in late June and early July of 1996 Gateway filed actions in state court in New York, New Jersey, Connecticut, Massachusetts and California. The state court cases are essentially the same and allege that Cyrix violated anti-dilution laws, deceptive trade practices laws, trademark infringement laws, and unfair competition laws. Cyrix believes that Gateway also made claims under the Federal Trademark Act and certain state law claims preempted by the Federal Copyright law. Gateway requested, among other relief, preliminary and permanent injunctions, as well as actual and punitive damages. In each of the five cases, Gateway sought actual damages (typically asserting such amount is at least one million dollars) and punitive damages.

     On December 20, 1996, the Company and Gateway agreed to a settlement of all of the claims in the state and federal court actions and the dismissal with prejudice of those actions. The settlement, the terms of which are confidential by agreement between the parties, had no material impact upon the Company's results of operations in the current or future years.

MMX LITIGATION

     On March 14, 1997, Intel filed in the US District Court for the District of Delaware a complaint alleging that both Cyrix and Advanced Microdevices Inc. ("AMD") were infringing Intel's trademark rights by promoting products which Cyrix and AMD claimed were MMX-TM- compatible products. Although Cyrix had distributed preliminary marketing materials that indicated its 6x86MX-TM-processor is expected to be MMX-TM- compatible, Cyrix had not yet sold any such parts. The complaint sought temporary and permanent relief from additional marketing of products that used the term MMX-TM- without recognizing it as an Intel trademark. However, on March 31, 1997, Cyrix and Intel reached agreement that enables Cyrix to market its products that implement MMX-TM- technology while providing appropriate attribution to Intel for the MMX trademark and to describe Cyrix's 6x86MX-TM- processor as compatible with MMX-TM- technology in all future advertising. In addition, the settlement provided that if Intel settled with AMD, Cyrix would be entitled to conform the terms of its settlement with Intel to the terms of the Intel/AMD settlement. On April 21, 1997, Intel and AMD entered into a settlement agreement regarding the MMX-TM- trademark. On August 4, 1997, Cyrix and Intel entered into a settlement agreement that conforms to the terms of the Intel/AMD agreement regarding use by Cyrix of the MMX-TM- trademark.

CREATIVE LABS LITIGATION

     On March 17, 1997, Creative Labs, Inc. ("Creative") filed an action against Cyrix Corporation, Compaq Corporation, and Tiger Direct, Inc. ("Tiger") in the US District Court for the Northern District of California, Oakland Division, alleging that each had sold and/or marketed products incorporating the Company's MediaGX-TM- processor and that such processor, when operated with Microsoft's Windows 95 software, caused the computers in which the products were installed to indicate that a Sound Blaster card was installed in the system when in fact no such card was installed. Additionally, Creative claimed that certain of Creative's proprietary applet software were inappropriately available on Cyrix's internet web page. Creative sought a temporary restraining order to prevent Cyrix and the other companies named in the suit from shipping products which caused systems to identify its sound device as a Sound Blaster sound card and to prevent further use of Creative's applet software in the Company's internet web page. A temporary restraining order granted on March 28, 1997 was partially vacated after a preliminary injunction hearing on May 2, 1997 in an order issued by the Court on May 7, 1997. In an order issued on June 5, 1997, the Court found that Creative agreed in its licensing agreement with Microsoft to allow its driver to be used with non-Creative hardware and that Creative cannot use trademark law as a means of restricting others' right to use Creative drivers. On July 3, 1997, Creative filed notice that it intends to appeal to the 9th Circuit Court of Appeals and Cyrix filed notice on July 15, 1997 that it intends to cross-appeal.

     The Company has taken actions that it believes satisfy the requirements of the preliminary injunction order. The Company has also agreed to indemnify Tiger with regard to this action and Tiger has tendered its defense to the Company. The ultimate outcome of this litigation cannot presently be determined; however, the Company intends to defend the actions vigorously and believes the ultimate outcome will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

INTEL LITIGATION

     On May 13, 1997, Cyrix filed in the United States District Court for the Eastern District of Texas, Sherman Division, CYRIX CORPORATION V. INTEL CORPORATION, seeking a judgment that Intel infringes U.S. Patents 5,630,143 entitled "Microprocessor With Externally Controllable power Management" and 5,560,149 entitled "Pipelined Processor With Register Renaming Hardware to Accommodate Multiple Size Registers", as well as a permanent injunction against further infringement and unspecified damages for Intel's infringement. Intel filed its answer July 3, 1997. The case is now in the early stages of discovery. The ultimate outcome of this litigation cannot presently be determined; however, the Company believes the ultimate outcome of will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

OTHER MATTERS

     The Company is a defendant in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

7.   SUBSEQUENT EVENTS

     On July 28, 1997 Cyrix Corporation signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with National Semiconductor Corporation ("National"). In addition to focusing on high performance microprocessors, the merger will allow the combined companies to develop system-on-a-chip technology for the rapidly growing entry-level PC, Net-PC and information-appliance markets.

     Under the terms of the Merger Agreement, each share of Cyrix common stock will be exchanged for .825 shares of National common stock. Based on the closing price of National's shares on July 25, 1997, the aggregate value of the transaction to Cyrix stockholders is approximately $550 million.

     The merger, approved by the Board of Directors of both companies, requires the approval of Cyrix's stockholders and is subject to regulatory approvals and other customary conditions. It is expected that the transaction will be completed in the fourth quarter of 1997. The transaction is intended to be accounted for as a "pooling of interests" and to qualify as a tax-free exchange of shares.

     As part of the Merger Agreement, Cyrix has granted National an option to acquire up to 19.9 percent of the outstanding Cyrix common stock, exercisable in certain circumstances. In addition, certain Cyrix officers and directors have entered into an agreement with National, pursuant to which they have agreed to vote the Cyrix shares owned or controlled by them in favor of the merger.

     There can be no assurances that such merger will be approved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth items from Cyrix's Consolidated Statements of Income as percentages of net revenues:

                                                      FISCAL QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                          1997           1996          1997            1996
                                                      --------------------------------------------------------
     Net product sales                                    98.8%          92.7%         98.9%           94.4%
     Royalty revenue                                       1.2            7.3            1.1            5.6
                                                      ----------     ----------     ----------      ----------
     Net revenues                                        100.0          100.0          100.0          100.0
     Cost of sales                                        62.9           97.9           58.2           67.1
     Marketing, general and administrative                28.0           51.6           19.8           34.3
     Research and development                             27.1           32.5           18.1           20.9
                                                      ----------     ----------     ----------      ----------
     Income (loss) from operations                       (18.0)         (82.0)           3.9          (22.3)
     Net interest expense                                 (2.1)          (6.7)          (2.1)          (4.4)
                                                      ----------     ----------     ----------      ----------
     Income (loss) before provision for income
        taxes and extraordinary loss from early
        extinguishment of debt                           (20.1)         (88.7)           1.8          (26.7)
     Provision (benefit) for income taxes                 (6.9)         (31.9)           0.6           (9.7)
                                                      ----------     ----------     ----------      ----------
     Net income (loss) before extraordinary
        loss from early extinguishment of debt           (13.2)         (56.8)           1.2          (17.0)
                                                      ----------     ----------     ----------      ----------
     Extraordinary loss from early
        extinguishment of debt                             0.0           (3.9)           0.0           (1.4)
                                                      ----------     ----------     ----------      ----------
     Net income (loss)                                   (13.2)%        (60.7)%          1.2%         (18.4)%
                                                      ----------     ----------     ----------      ----------
                                                      ----------     ----------     ----------      ----------

---------------------------------------
RESULTS OF OPERATIONS

     NET REVENUES. Net product sales of $39.5 million for the second quarter of fiscal 1997 increased 57% compared with $25.1 million for the second quarter of fiscal 1996. Net product sales of $114.4 million for the six months ended June 30, 1997 increased 54% compared with $74.3 million for the same period of fiscal 1996. Processor unit shipments for the quarter and six months ended June 30, 1997 increased by 57% and 14%, respectively, compared with unit shipments of the same periods of fiscal 1996. During the six months ended June 30, 1997, sales of MediaGX-TM- and 6x86-TM- microprocessors accounted for over 94% of the Company's net product sales; sales of 6x86-TM- and 5x86-TM- microprocessors represented over 92% of the Company's net product sales during the same period of 1996. Net revenues for the quarter and six months ended June 30, 1997 included $500 thousand and $1.3 million of royalty payments, respectively. Net revenues for the quarter and six months ended June 30, 1996 included $2.0 million and $4.4 million of royalty payments, respectively. Royalties are received from Texas Instruments and SGS-Thomson based upon sales of products licensed to them by the Company.

     Sales of processors to international customers constituted 75% and 67% of processor product sales in the second quarters of fiscal 1997 and 1996, respectively. Sales of processors to international customer constituted 61% and 57% of processor product sales in the six months ended June 30, 1997 and 1996, respectively. Sales of processors to international customers are made primarily to customers in Europe, Taiwan, Hong Kong, Korea and Japan.

     The outlook for the Company's revenue is dependent upon the Company's MediaGX-TM- and 6x86MX-TM- products. The MediaGX-TM- product was introduced in the first quarter of fiscal 1997 and the 6x86MX-TM- product was introduced in the second quarter of fiscal 1997. If these products do not offer performance, features and pricing attractive to the personal computer industry, the Company may build excess inventory or experience net losses similar to those incurred in fiscal 1996.

     During the fourth quarter of 1996 and to a greater extent during the first quarter of 1997, Intel spent considerable resources advertising its processors that incorporate MMX-TM- technology. Additionally, AMD has introduced its K6 processor that it claims is compatible with MMX-TM-. Cyrix began manufacturing its 6x86MX-TM- product in commercial quantities at the end of the second fiscal quarter of 1997. The Company's ability to compete with AMD and Intel in the second half of fiscal 1997 will be dependent upon manufacturing its 6x86MX-TM- product in sufficient quantities and with acceptable yields and processor speeds to offer products similar to those of its competitors.

     During the first fiscal quarter of 1997, Cyrix introduced its MediaGX-TM- processor, which incorporates many of the functions performed by peripheral components of traditional PCs into the processor and allows computer manufacturers to sell complete personal computers at retail prices under one thousand dollars. Although the product has been introduced and Cyrix has been able to produce and sell commercial quantities of such processors, the Company's success in the second half of 1997 is, in part, dependent upon continued success of this product. Since the MediaGX-TM-processor requires a motherboard that differs from the industry standard motherboard, the product's success is also dependent upon personal computer manufacturers who have the ability and desire to market a personal computer that uses such non-standard components. Although the Company has been able to sell significant quantities of its MediaGX-TM- product, continued revenue and margin growth will be dependent upon obtaining additional customers for the product and minimizing the declines in average sales prices over the remainder of the product's life cycle.

     GROSS MARGINS. The Company's gross margin increased to $14.8 million for the second fiscal quarter of 1997 from $0.6 million for the same period of 1996. The Company's gross margin increased to $48.3 million for the six months ended June 30, 1997 from $25.9 million for the same period of 1996. Although margins fell on the 6x86-TM- during the second fiscal quarter due to competitive pressures and the product nearing the end of its lifecycle, the product mix in the second fiscal quarter of 1997 was more diversified than in the same period of 1996, containing products with higher margins representing approximately 50% of unit sales for the second fiscal quarter of 1997 and approximately 30% of units sales for the six months ended June 30, 1997. In addition, the increase in gross margins for the six months ended June 30, 1997 was due to continued improvements in manufacturing processes which reduced product die sizes and provided better yields.

     Quarterly growth, if any, in the Company's gross margin in the remainder of fiscal 1997 is dependent upon the market acceptance of its MediaGX-TM- and 6x86MX-TM- processors. Risks associated with enhancing the designs of, ramping production of, and obtaining sales orders for such microprocessors are discussed in NET REVENUES (above), RELIANCE ON THIRD-PARTY MANUFACTURERS (below) and PRODUCT TRANSITIONS (below).

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses for the second quarters of fiscal 1997 and 1996 were $11.2 million and $14 million, respectively. Marketing, general and administrative expenses for the six months ended June 30, 1997 and 1996 were $22.9 million and $27 million, respectively. Marketing, general and administrative expenses for the quarter and six months ended June 30, 1997 decreased compared with the same period of fiscal 1996 primarily due to a decline in sales and marketing expenses associated with the personal computer systems business from which the Company has withdrawn.

     RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses for the second fiscal quarters of 1997 and 1996 were $10.8 million and $8.8 million, respectively. The Company's research and development expenses for the six months ended June 30, 1997 and 1996 were $21 million and $16.5 million, respectively. The increase of research and development expenses in the quarter and six months ended June 30, 1997 compared with the same period of 1996 was attributable to the expansion of the Company's engineering staff, design equipment and prototype expenses to support the development of multiple microprocessor products. The Company intends to continue to increase its research and development expenses in an effort to enhance existing products and develop technologically advanced products.

     NET INTEREST EXPENSE. Interest expense for the fiscal quarter ended June 30, 1997 increased to $2.5 compared to $2.2 million for the same period of fiscal 1996. Interest expense for the six months ended June 30, 1997 increased to $5.1 million compared to $4.3 million for the same fiscal period of fiscal 1996. Interest income for the fiscal quarter ended June 30, 1997 increased to $1.6 million compared to approximately $400 thousand for the same period of fiscal 1996. Interest income for the six months ended June 30, 1997 increased to $2.7 million compared to approximately $800 thousand for the same period of fiscal 1996. The increase in interest expense is due primarily to higher loan balances partially offset by lower interest rates. The increase in interest income is due primarily to higher cash and investment balances in the first six months of 1997 compared to the first six months of 1996.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate was 33% and 36% in the six months ended June 30, 1997 and 1996, respectively.

OTHER FACTORS AFFECTING RESULTS OF OPERATIONS.

     RELIANCE ON THIRD-PARTY MANUFACTURERS. All of the Company's processors produced in 1996 and the first six months of 1997 were manufactured and sold to the Company by IBM. The Company's 6x86MX-TM- microprocessors are more complex than its earlier generation microprocessors and such microprocessors require more advanced manufacturing processes than those required for the Company's previous products. Further, there can be no assurance that Cyrix will be able to successfully ramp and sustain production of its MediaGX-TM- and 6x86MX-TM- products at IBM without experiencing yield problems or performance issues in the remainder of fiscal 1997 and beyond.

     The Company's reliance on third party manufacturers creates risks that the Company will not be able to obtain capacity to meet its manufacturing requirements, will not be able to obtain products with acceptable performance and cost, will not have access to necessary process technologies and the possible breakdown in the relationship with the third-party manufacturers. Further, the Company has licensed some of its intellectual property to SGS and IBM to obtain access to specified levels of manufacturing capacity, and the Company could be required to license more of its intellectual property and product rights and proprietary technology to obtain additional manufacturing capacity. Thus, the Company currently faces competition from IBM and may also face additional competition from SGS in the future. The Company's reliance on third party manufacturers could have a material adverse affect on the Company's revenues and operating results.

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

     During the first and second quarters of 1997, respectively, Cyrix introduced its MediaGX-TM- processor and its 6x86MX-TM- processor, which contributed to the decline in prices and margins for its 6x86-TM-processors. If the MediaGX-TM- and 6x86MX-TM- products do not offer performance, features and pricing attractive to the personal computer industry, the Company may build excess inventory or experience net losses similar to those incurred in fiscal 1996. Additionally, Intel and several of the Company's other competitors have substantially greater financial, technical, manufacturing and marketing resources than the Company and they may introduce new microprocessor designs with features or performance that exceed those contained in the Company's new products. The success of the product transition from 6x86-TM- to MediaGX-TM- and 6x86MX-TM-, as well as future products, will continue to be dependent upon several factors including, but not limited to, the following: Cyrix may experience performance difficulties with the new product designs; Cyrix may not be able to successfully ramp production of new products at IBM or other qualified foundries without yield problems or other performance issues; and personal computer manufacturers may not design the Company's new products into their notebook and desktop computers in a timely manner or purchase the Company's products in the volumes and at the prices necessary to offset the declining market, average selling prices and profit margins of the Company's microprocessors.

     PURCHASE COMMITMENTS. The Company has entered into two manufacturing agreements with IBM. The Company entered into the first of such agreements (the "original" agreement) on April 8, 1994. The original agreement provides for IBM's Microelectronics division to manufacture specified quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1999 at defined prices. Cyrix is responsible for the total production costs (including equipment costs) of such specified quantities of products irrespective of the number of products actually ordered by the Company.
Cyrix made a capital equipment investment of approximately $88 million in an IBM manufacturing facility pursuant to the original agreement. The depreciation expense associated with such capital equipment, which Cyrix owns, is reimbursed to the Company by IBM on a monthly basis. In the event of expiration or termination of the original agreement by either party, IBM has the option to purchase this capital equipment from Cyrix at its then net book value, if any. Also, Cyrix made prepayments for product purchases of approximately $30 million during fiscal 1994, $30 million during fiscal 1995, $10 million on January 1, 1996 and $10 million on April 1, 1997. One additional prepayment of $10 million is due on January 1, 1998. Such prepayments will be credited to Cyrix as it purchases wafers from IBM at defined prices during the period from July 1, 1995 through December 31, 1999. In addition to supplying microprocessors to Cyrix, IBM has the right to manufacture an equivalent amount of wafers of Cyrix-designed products for use internally or to sell on an OEM basis. The Company has submitted purchase orders to IBM for further purchases of wafers during the third and fourth fiscal quarters of 1997 and expects to continue to purchase wafers under this agreement through December 1999.

     The Company entered into a second agreement (the "foundry" agreement) with IBM on May 17, 1996. The foundry agreement specifies that IBM's Microelectronics division manufacture additional quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1997 at defined prices. The foundry agreement originally provided that the Company purchase wafers totaling approximately $45 million during the second half of 1996. Although the foundry agreement specified significant penalties if the Company did not purchase the entire commitment under the foundry agreement, the Company negotiated a reduction in the commitment due to the lower than expected sales volume in 1996
without incurring significant penalties.   At the end of fiscal 1996, the
Company had outstanding purchase commitments for 1997; however, such commitments could be canceled without penalty within the terms of the foundry agreement. The Company continued to purchase wafers under the foundry agreement in first fiscal quarter 1997; however, the Company did not purchase wafers under the agreement in second fiscal quarter 1997 and has no current plans to purchase wafers under the agreement in the third and fourth fiscal quarters of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term investments totaled $106 million at June 30, 1997 compared with $87.7 million at December 31, 1996. The Company's primary source of cash in the six months ended June 30, 1997 was an income tax refund received, net of payment, totaling $23.8 million. The primary uses of cash in the six months ended June 30, 1997 consisted of a $10 million prepayment for product purchases to IBM, a $7.8 million tax payment, a $3.5 million interest payment to the Company's convertible bondholders and increases in receivables, inventories and deferred taxes.

     Cyrix's long-term debt and capitalized lease obligations totaled $137.7 million and $136.7 million at June 30, 1997 and June 30, 1996, respectively. Approximately $2.8 million of such debt is scheduled for payment during the next twelve months. Additionally, the Company is obligated to make an interest payment on the convertible subordinated bonds on December 1, 1997 totaling approximately $3.5 million dollars. Cyrix expects that its current cash, cash equivalents and investments will be sufficient to fund operations for the remainder of fiscal 1997; however, if future cash requirements exceed available cash resources, the Company may pursue additional financing. Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings, if any, and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry which often results in volatility of the Company's common stock price.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This report contains forward looking statements. The forward looking statements with respect to the introduction, availability, cost, features, performance, customer acceptance and revenue contribution of current and future products, including the MediaGX-TM- and the 6x86MX-TM-, are subject to engineering, manufacturing and market acceptance risks. Engineering difficulties such as the failure to properly and timely design or debug such products could delay the introduction of such products or adversely impact their performance or customer acceptance. Manufacturing difficulties such as the failure to obtain required capacity, technical problems with the manufacture of these complex products or the inability to provide products at competitive cost to the Company could also delay the introduction of these products or adversely affect their availability, cost, features, performance or customer acceptance. Finally, the inability to achieve sufficient customer design wins for the products could adversely affect the Company's ability to market them in quantities sufficient to achieve its revenue goals.

PART II. OTHER INFORMATION
         -----------------

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on April 17, 1997, the following persons were elected to the Board of Directors:

                 Affirmative          Votes          Broker
                    Votes           Withheld        Non-votes
                 -----------        --------        ---------
Harvey B. Cash   16,309,875          501,467            0
L.J. Sevin       16,300,880          501,462            0
Gary A. Stimac   16,308,308          503,034            0


The following proposals were also approved at the Company's Annual Meeting of
Stockholders:

                               Affirmative   Negative                  Broker
                                  Votes        Votes    Abstentions   Non-votes
                               -----------   --------   -----------   ---------
Amendment of the 1988
Incentive Stock Plan to
increase the number of shares
available to be issued upon
the exercise of stock purchase
rights and options granted,
and stock bonuses awarded,
by 900,000 shares to
8,118,334 shares of Common
Stock.                         14,305,159    2,194,082     44,418      267,683

Ratification of Ernst & Young
LLP as independent auditors
of the Company for the
fiscal year ending December
28, 1997.                      16,764,483      22,546      24,314            0

ITEM 5.  OTHER INFORMATION


     Effective May 2, 1997, Russell N. Fairbanks, Jr., Vice President and General Counsel, resigned from the Company.

     On July 28, 1997 Cyrix Corporation signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with National Semiconductor Corporation ("National"). The merger will allow the combined companies to develop system-on-a-chip technology for the rapidly growing entry-level PC, Net-PC and information-appliance markets.

     Under the terms of the Merger Agreement, each share of Cyrix common stock will be exchanged for .825 shares of National common stock. Based on the closing price of National's shares on July 25, 1997, the aggregate value of the transaction to Cyrix stockholders is approximately $550 million.

     The merger, approved by the Board of Directors of both companies, requires the approval of Cyrix's stockholders and is subject to regulatory approvals and other customary conditions. It is expected that the transaction will be completed in the fourth quarter of 1997. The transaction is intended to be accounted for as a "pooling of interests" and to qualify as a tax-free exchange of shares.

     As part of the Merger Agreement, Cyrix has granted National an option to acquire up to 19.9 percent of the outstanding Cyrix common stock, exercisable in certain circumstances. In addition, certain Cyrix officers and directors have entered into an agreement with National, pursuant to which they have agreed to vote the Cyrix shares owned or controlled by them in favor of the merger.

     There can be no assurances that such merger will be approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibit 11.  Earnings per Common and Common Equivalent Share

         b. On August 4, 1997, the Company filed a report on Form 8-K incorporating the July 28, 1997 joint press release for National Semiconductor Corporation and Cyrix Corporation ("the Company") announcing the Company's intention to merge with National Semiconductor Corporation. Included in this Form 8-K are copies of the Agreement and Plan of Merger between National Semiconductor Corporation, Nova Acquisition Corporation, a wholly-owned subsidiary of National Semiconductor Corporation, and Cyrix Corporation dated July 28, 1997 and the Stock Option Agreement between National Semiconductor Corporation and Cyrix Corporation dated July 28, 1997.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Cyrix Corporation


Date: August 12, 1997                       By: /s/ James W. Swent III
                                               --------------------------------
                                               James W. Swent III
                                               Senior Vice President of Finance
                                               and Administration
                                               (Principal Financial Officer)

                              INDEX TO EXHIBITS

   Exhibit
   Number                     Description
-----------------------------------------------------------------------------
     11        Earnings per Common and Common Equivalent Share

     27        FDS