Form 10-Q/A
period 1997-06-30
CYRIX CORP
filed 1997-10-16
CIK 867105

                 ----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                                 ---------------

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

               2703 NORTH CENTRAL EXPRESSWAY, RICHARDSON, TX 75080 (Address of principal executive offices, including zip code)

                                  972-968-8387
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               ------        ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, $.004 PAR VALUE                         19,908,039
      (Title of Each Class)                  (Number of Shares Outstanding at
                                                    October 6, 1997)

                -----------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                CYRIX CORPORATION

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form
10-Q for the quarterly period ended June 30, 1997 as set forth in the pages attached hereto:

                                CYRIX CORPORATION

                                      INDEX

PART I.           FINANCIAL INFORMATION

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART I.  FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The  following  table  sets  forth  items  from  Cyrix's   Consolidated
Statements of Income as percentages of net revenues:


                                                          FISCAL QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                             1997             1996              1997             1996
                                                       ----------------- ---------------- ----------------- ----------------
           Net product sales                                  98.8  %           92.7  %           98.9  %          94.4  %
           Royalty revenue                                     1.2               7.3               1.1              5.6
                                                       ------------      ------------     -------------     ------------
           Net revenues                                      100.0             100.0             100.0            100.0
           Cost of sales                                      62.9              97.9              58.2             67.1
           Marketing, general and administrative              28.0              51.6              19.8             34.3
           Research and development                           27.1              32.5              18.1             20.9
                                                       ------------      ------------     -------------     ------------
           Income (loss) from operations                     (18.0)            (82.0)              3.9            (22.3)
           Net interest expense                               (2.1)             (6.7)             (2.1)            (4.4)
                                                       ------------      ------------     -------------     ------------
           Income (loss) before provision for income
              taxes and extraordinary loss from early
              extinguishment of debt                        ( 20.1)            (88.7)              1.8            (26.7)
           Provision (benefit) for income taxes               (6.9)            (31.9)              0.6             (9.7)
                                                       ------------      ------------     -------------     ------------
           Net income (loss) before extraordinary
              loss from early extinguishment of debt         (13.2)            (56.8)              1.2            (17.0)
                                                       ------------      ------------     -------------     ------------
           Extraordinary loss from early
              extinguishment of debt                           0.0              (3.9)              0.0             (1.4)
                                                       ============      ============     =============     ============
           Net income (loss)                                 (13.2) %          (60.7) %            1.2  %         (18.4) %
                                                       ============      ============     =============     ============

RESULTS OF OPERATIONS

         NET REVENUES. Net product sales of $39.5 million for the second quarter of fiscal 1997 increased 57% compared with $25.1 million for the second quarter of fiscal 1996. Net product sales of $114.4 million for the six months ended June 30, 1997 increased 54% compared with $74.3 million for the same period of fiscal 1996. Processor unit shipments for the quarter and six months ended June 30, 1997 increased by 57% and 14%, respectively, compared with unit shipments of the same periods of fiscal 1996. During the six months ended June 30, 1997, sales of MediaGXTM and 6x86TM microprocessors accounted for over 94% of the Company's net product sales; sales of 6x86TM and 5x86TM microprocessors represented over 92% of the Company's net product sales during the same period of 1996. Net revenues for the quarter and six months ended June 30, 1997 included $500 thousand and $1.3 million of royalty payments, respectively. Net revenues for the quarter and six months ended June 30, 1996 included $2.0 million and $4.4 million of royalty payments, respectively. Royalties are received from Texas Instruments and SGS-Thomson based upon sales of products licensed to them by the Company.

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

         Demand for Cyrix's 6x86TM non-MMXTM technology product declined significantly in the second quarter of 1997 compared to the first quarter of 1997. This decline was due largely to competition from both Intel's and AMD's MMXTM technology products introduced in the fourth quarter of 1996 and the first quarter of 1997. While Cyrix's 6x86MXTM with MMXTM technology was introduced late in the second quarter of 1997 and initial sales results appear promising, Cyrix's results in the second half will continue to be negatively impacted as Cyrix reduces the average selling price of the 6x86TM non-MMXTM product..

         In addition, during the first fiscal quarter of 1997, Cyrix introduced its MediaGXTM processor, which incorporates many of the functions performed by peripheral components of traditional PCs into the processor and allows computer manufacturers to sell complete personal computers at retail prices under one thousand dollars. Although the product has been introduced and Cyrix has been able to produce and sell commercial quantities of such processors, the Company's success in the second half of 1997 is, in part, dependent upon continued success of this product. Since the MediaGXTM processor requires a motherboard that differs from the industry standard motherboard, the product's success is also dependent upon personal computer manufacturers who have the ability and desire to market a personal computer that uses such non-standard components. Although the Company has been able to sell significant quantities of its MediaGXTM product, continued revenue and margin growth will be dependent upon obtaining additional customers for the product and minimizing the declines in average sales prices over the remainder of the product's life cycle.

         GROSS MARGINS. The Company's gross margin increased to $14.8 million for the second fiscal quarter of 1997 from $0.6 million for the same period of 1996. The Company's gross margin increased to $48.3 million for the six months ended June 30, 1997 from $25.9 million for the same period of 1996. Although margins fell on the 6x86TM during the second fiscal quarter due to competitive pressures and the product nearing the end of its lifecycle, the product mix in the second fiscal quarter of 1997 was more diversified than in the same period of 1996, containing products with higher margins representing approximately 50% of unit sales for the second fiscal quarter of 1997 and approximately 30% of units sales for the six months ended June 30, 1997. In addition, the increase in gross margins for the six months ended June 30, 1997 was due to continued improvements in manufacturing processes which reduced product die sizes and provided better yields.

         Cyrix's gross margin decreased from $25.3 million in the first quarter of 1996 to $0.6 million in the second quarter of 1996 due to the transition to Cyrix's 6x86TM product, related inventory reserves and a significant charge to the allowance for uncollectible accounts. Price allowances granted in order to sell existing products resulted in charges of $8.3 million. Inventory reserves in the amount of $2.8 million were also recorded and a charge for losses on uncollectible accounts in the amount of $2 million was recorded.

          Quarterly growth, if any, in the Company's gross margin in the remainder of fiscal 1997 is dependent upon the market acceptance of its MediaGXTM and 6x86MXTM processors. Risks associated with enhancing the designs of, ramping production of, and obtaining sales orders for such microprocessors are discussed in NET REVENUES (above), RELIANCE ON THIRD-PARTY MANUFACTURERS (below) and PRODUCT TRANSITIONS (below).

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

         PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate was 33% and 36% in the six months ended June 30, 1997 and 1996, respectively.

OTHER FACTORS AFFECTING RESULTS OF OPERATIONS.

         RELIANCE ON THIRD-PARTY MANUFACTURERS. All of the Company's processors produced in 1996 and the first six months of 1997 were manufactured and sold to the Company by IBM. The Company's 6x86MXTM microprocessors are more complex than its earlier generation microprocessors and such microprocessors require more advanced manufacturing processes than those required for the Company's previous products. Further, there can be no assurance that Cyrix will be able to successfully ramp and sustain production of its MediaGXTM and 6x86MXTM products at IBM without experiencing yield problems or performance issues in the remainder of fiscal 1997 and beyond.

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

         SEASONALITY OF BUSINESS. In general, Cyrix's revenue would be expected to follow the seasonal trends of the personal computer and related industries, which reflect the lowest revenue in the second quarter, modest revenue growth in the third quarter as PC makers build inventory for "back to school" promotions, and strong revenues in the fourth and first quarters as PC makers build inventory for holiday and post-holiday promotions. This seasonal trend is expected to continue.

         Although Cyrix's revenues have been affected somewhat by the seasonal trends described above, other factors including the timing of new product introduction, product life cycles, product availability, and competitive factors have had a greater impact on revenues.

         In 1994, no seasonal trends were evident as a shortage of product availability allowed Cyrix to sell everything it produced. The fourth quarter of 1995 deviated from expected seasonal trends due to new product introductions by competitors and the fact that the 5x86TM product was at the end of its product life, resulting in lower average selling prices. In 1996, revenues followed more closely the expected seasonal trends. For the year ended December 31, 1996, annual sales distributed by quarter were as follows: first quarter 28%, second quarter 15%, third quarter 18% and fourth quarter 39%.

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

         During the first and second quarters of 1997, respectively, Cyrix introduced its MediaGXTM processor and its 6x86MXTM processor, which contributed to the decline in prices and margins for its 6x86TM processors. If the MediaGXTM and 6x86MXTM products do not offer performance, features and pricing attractive to the personal computer industry, the Company may build excess inventory or experience net losses similar to those incurred in fiscal 1996. Additionally, Intel and several of the Company's other competitors have substantially greater financial, technical, manufacturing and marketing resources than the Company and they may introduce new microprocessor designs with features or performance that exceed those contained in the Company's new products. The success of the product transition from 6x86TM to MediaGXTM and 6x86MXTM, as well as future products, will continue to be dependent upon several factors including, but not limited to, the following: Cyrix may experience performance difficulties with the new product designs; Cyrix may not be able to successfully ramp production of new products at IBM or other qualified foundries without yield problems or other performance issues; and personal computer manufacturers may not design the Company's new products into their notebook and desktop computers in a timely manner or purchase the Company's products in the volumes and at the prices necessary to offset the declining market, average selling prices and profit margins of the Company's microprocessors.

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


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         This report contains forward looking statements. The forward looking statements with respect to the introduction, availability, cost, features, performance, customer acceptance and revenue contribution of current and future products, including the MediaGXTM and the 6x86MXTM, are subject to engineering, manufacturing and market acceptance risks. Engineering difficulties such as the failure to properly and timely design or debug such products could delay the introduction of such products or adversely impact their performance or customer acceptance. Manufacturing difficulties such as the failure to obtain required capacity, technical problems with the manufacture of these complex products or the inability to provide products at competitive cost to the Company could also delay the introduction of these products or adversely affect their availability, cost, features, performance or customer acceptance. Finally, the inability to achieve sufficient customer design wins for the products could adversely affect the Company's ability to market them in quantities sufficient to achieve its revenue goals.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Cyrix Corporation


Date:  October 16, 1997                By: /S/ JAMES W. SWENT, III
                                           -----------------------
                                           James W. Swent, III
                                           Senior Vice President of Finance
                                           and Administration & CFO