Form 10-Q
period 1997-09-30
CYRIX CORP
filed 1997-11-12
CIK 867105

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

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from .................... to ...................

                             Commission File 0-21904

                                CYRIX CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                           75-2218250
              ----------                         ------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)            Identification Number)

               2703 NORTH CENTRAL EXPRESSWAY, RICHARDSON, TX 75080
               ---------------------------------------------------
          (Address of principal executive offices, including zip code)


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

                              Yes X           No
                                 ---            ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $.004 PAR VALUE                     19,912,831
     -----------------------------                     ----------
         (Title of Each Class)              (Number of Shares Outstanding at
                                             October 31, 1997)


                -----------------------------------------------

                                CYRIX CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1997 and December 31, 1996               3-4

                  Consolidated Statements of Income for the
                  three months and nine months ended
                  September 30, 1997 and 1996                              5

                  Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 1997 and 1996            6

                  Notes to Consolidated Financial Statements            7-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        11-15

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                   16

         Item 5.      Other Information                                   17

         Item 6.      Exhibits and Reports on Form 8-K                    17

         Signature Page                                                   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CYRIX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1997              1996
                                                -----------------------------
Current assets:
    Cash and cash equivalents                      $104,460           $65,712
    Investments                                       1,000            22,035
    Trade accounts receivable, net of valuation
     allowances of $3,227 at September 30, 1997
     and $4,236 at December 31, 1996                 60,981            27,791
    Inventories:
        Raw materials                                 5,274             9,576
        Work in process                              16,007            14,204
        Finished goods                                6,180               652
                                                 ----------------------------
           Total inventories                         27,461            24,432

    Prepayment for product purchases (Note 5)        22,799            20,471
    Income taxes receivable                           2,806            21,033
    Deferred taxes                                    8,200             4,783
    Other assets                                      1,588             1,184
                                                 ----------------------------
Total current assets                                229,295           187,441

Property and equipment
    Land                                              4,964             4,964
    Buildings and improvements                       11,814            11,154
    Machinery and equipment                         139,929           132,359
                                                 ----------------------------
                                                    156,707           148,477
    Accumulated depreciation                        (82,068)          (62,892)
                                                 ----------------------------
                                                      4,639            85,585

Prepayment for product purchases, less current
 portion (Note 5)                                    10,791            22,465
Other assets                                          3,322             3,851
                                                 ----------------------------
Total assets                                       $318,047          $299,342
                                                 ============================

                       CYRIX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1997               1996
                                                 ------------------------------
Current liabilities:
    Accounts payable                                 $30,056            $17,504
    Accrued salaries and benefits                      5,194              5,454
    Deferred income and distributor reserves           4,839              2,610
    Income taxes payable                                 722                377
    Current maturities of long-term debt and
     capitalized lease obligations (Note 4)            2,368              3,075
    Other accrued expenses                             8,386              8,034
                                                 ------------------------------
Total current liabilities                             51,565             37,054

Long-term debt and capitalized lease obligations,
 less current maturities (Note 4)                    134,502            136,156
Deferred income taxes                                  2,961              3,206

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity:
    Common stock,  $.004 par value;  authorized
     60,000 shares, issued 20,228 at
     September 30, 1997 and December 31, 1996             81                 81
    Additional capital                                54,521             49,040
    Retained earnings                                 74,446             73,850
    Less treasury stock, at cost, 326 shares at
     September 30, 1997 and 717 shares
     at December 31, 1996                                (29)               (45)
                                                  -----------------------------
Total stockholders' equity                           129,019            122,926
                                                  -----------------------------
Total liabilities and stockholders' equity          $318,047           $299,342
                                                  =============================




                             SEE ACCOMPANYING NOTES.

                       CYRIX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          FISCAL QUARTER ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                               1997               1996                1997               1996
                                                        ---------------------------------------------------------------------------

Net product sales                                            $92,122            $31,508            $206,496           $105,775
Royalty revenue (Note 3)                                       1,071              1,598               2,328              5,992
                                                        ---------------------------------------------------------------------------
Net revenues                                                  93,193             33,106             208,824            111,767

Cost of sales                                                 70,558             21,811             137,891             74,578
                                                        ---------------------------------------------------------------------------
                                                              22,635             11,295              70,933             37,189
                                                        ---------------------------------------------------------------------------
Expenses:
   Marketing, general and administrative                      12,416             13,870              35,307             40,852
   Research and development                                   10,069              8,073              31,014             24,569
                                                        ---------------------------------------------------------------------------
                                                              22,485             21,943              66,321             65,421
                                                        ---------------------------------------------------------------------------

Income (loss) from operations                                    150            (10,648)              4,612            (28,232)
Other income and expense:
     Income from litigation settlement                          ----              2,000                ----              2,000
   Interest income                                             1,212                681               3,866              1,522
   Interest expense                                           (2,462)            (2,557)             (7,587)            (6,850)
                                                        ---------------------------------------------------------------------------
                                                              (1,250)               124              (3,721)            (3,328)
                                                        ---------------------------------------------------------------------------

Income (loss) before provision for income taxes
     and extraordinary loss from early
     extinguishment of debt                                   (1,100)           (10,524)                891            (31,560)
                                                        ---------------------------------------------------------------------------
Provision (benefit) for income taxes                            (363)            (3,578)                294            (11,210)
                                                        ---------------------------------------------------------------------------
Income (loss) before extraordinary loss
     from early extinguishment of debt                         ($737)           ($6,946)               $597           ($20,350)

Extraordinary loss from early extinguishment of debt,
     net of income tax benefit of $598                          ----               ----               ----             ($1,062)
                                                        ---------------------------------------------------------------------------

Net income (loss)                                                ($737)         ($6,946)              $597            ($21,412)
                                                        ---------------------------------------------------------------------------

Net income (loss) per common and
 common equivalent share - primary:
     Income (loss) before extraordinary item                  ($0.04)             ($0.36)            $0.03               ($1.05)
     Extraordinary item                                         ----                     ----         ----               ($0.06)
                                                        ---------------------------------------------------------------------------

Net income (loss) per common share                            ($0.04)             ($0.36)            $0.03               ($1.11)
                                                        ---------------------------------------------------------------------------

Weighted average common and common
   equivalent shares outstanding                                19,796              19,463           20,408                19,376
                                                        ---------------------------------------------------------------------------



                             SEE ACCOMPANYING NOTES.

                       CYRIX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                    1997               1996
                                                 ------------------------------
OPERATING ACTIVITIES
Net income                                               $597          ($21,412)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
    Depreciation and amortization                      19,840            20,356
    Provision for doubtful accounts and OEM
      customer returns                                  6,596            13,328
    Deferred taxes                                     (3,663)           (7,044)
    Changes in operating assets and liabilities:
      Receivables                                     (39,786)           (2,598)
      Inventories                                      (3,029)          (39,389)
      Income taxes receivable                          18,227           (12,660)
      Other current assets                               (405)           12,377
      Accounts payable                                 12,552             6,720
      Income taxes payable                                344              (464)
      Accrued expenses                                     91             3,604
      Deferred income and distributor reserves          2,230            (8,400)
      Other assets                                        529            (3,260)
                                                -------------------------------
Net cash provided by (used in)
 operating activities                                  14,123           (38,842)

INVESTING ACTIVITIES
Prepayments for product purchases                     (10,000)          (10,000)
Reduction in prepayments for product purchases         19,347            13,393
Purchases of property and equipment, net               (8,894)           (9,535)
Purchases of investments                              (28,478)             ----
Proceeds from redemption of investments                49,513              ----
                                                -------------------------------
Net cash used in investing activities                  21,488            (6,142)

FINANCING ACTIVITIES
Proceeds from issuance of 5.5% convertible
 subordinated notes                                     ----            126,500
Proceeds from issuance of long-term debt                ----              5,500
Repayments of long-term debt and capitalized
  lease obligations                                    (2,360)          (77,492)
Tax benefit from stock option exercises                 1,556               382
Net proceeds from issuance of common stock              3,941             2,060
                                                -------------------------------
Net cash provided by financing activities               3,137            56,950
                                                -------------------------------

Increase in cash and cash equivalents                  38,748            11,966
Cash and cash equivalents at beginning of period       65,712            44,334
                                                -------------------------------
Cash and cash equivalents at end of period          $ 104,460           $56,300
                                                -------------------------------

FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH
Capital lease obligations incurred                      ----             $3,179


                             SEE ACCOMPANYING NOTES.

                       CYRIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997



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

         The Company uses a 52/53 week fiscal year that ends on or about December 31 and 13/14 week fiscal quarters that end on or about March 31, June 30 and September 30. The accompanying financial statements have been labeled as though the Company's accounting periods ended on the respective calendar year ended December 31 and the fiscal quarter ended September 30. Fiscal year 1996 ended December 29, 1996, the third fiscal quarter of 1997 ended September 28, 1997, and the third fiscal quarter of 1996 ended September 29, 1996. The third fiscal quarters of 1997 and 1996 were each 13-week fiscal quarters.

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

3.       ROYALTY REVENUE

         During the third fiscal quarters ended September 30, 1997 and 1996, the Company received royalty revenue in the amount of $1.1 million and $1.6 million, respectively, from Texas Instruments Incorporated ("TI") and SGS Thomson Microelectronics, Inc. ("SGS") based on sales of licensed products. During the first nine months of fiscal 1997 and 1996, respectively, the Company received royalty revenue of approximately $2.3 million and $6.0 million.

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

         In September 1996, the Company signed a financing agreement whereby its existing 9% note payable with a remaining principal balance of $2.6 million was replaced by a $5.5 million 8.875% note payable collateralized by land and buildings located in Richardson, Texas. The note is being repaid in equal monthly installments of $45,686 through October 1, 2006 with the remaining principal and interest payable on November 1, 2006.

         The Company has financed certain land, buildings and equipment under financing agreements which contain restrictive covenants including restriction on dividends, additional debt and certain other transactions and which include the maintenance of certain net worth, net income per quarter, working capital and other financial ratios.

5.       COMMITMENTS

         The Company has entered into two manufacturing agreements with IBM. The Company entered into the first of such agreements (the "original" agreement) on April 8, 1994. The original agreement provides for IBM's Microelectronics division to manufacture specified quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1999 at defined prices. Cyrix is responsible for the total production costs (including equipment costs) of such specified quantities of products irrespective of the number of products actually ordered by the Company. Cyrix made a capital equipment investment of approximately $88 million in an IBM manufacturing facility pursuant to the original agreement. The depreciation expense associated with such capital equipment, which Cyrix owns, is reimbursed to the Company by IBM on a monthly basis. In the event of expiration or termination of the original agreement by either party, IBM has the option to purchase this capital equipment from Cyrix at its then net book value, if any. Also, Cyrix made prepayments for product purchases of approximately $30 million during fiscal 1994, $30 million during fiscal 1995, $10 million on January 1, 1996 and $10 million on April 1, 1997. One additional prepayment of $10 million is due on January 1, 1998. Such prepayments will be credited to Cyrix as it purchases wafers from IBM at defined prices during the period from July 1, 1995 through December 31, 1999. In addition to supplying microprocessors to Cyrix, IBM has the right to manufacture an equivalent amount of wafers of Cyrix-designed products for use internally or to sell on an OEM basis. The Company has submitted purchase orders to IBM for further purchases of wafers during the fourth fiscal quarter of 1997 and expects to continue to purchase wafers under this agreement through December 1999.

         The Company entered into a second agreement (the "foundry" agreement) with IBM on May 17, 1996. The foundry agreement specifies that IBM's Microelectronics division manufacture additional quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1997 at defined prices. The foundry agreement originally provided that the Company purchase wafers totaling approximately $45 million during the second half of 1996. Although the foundry agreement specified significant penalties if the Company did not purchase the entire commitment under the foundry agreement, the Company negotiated a reduction in the commitment due to the lower than expected sales volume in 1996 without incurring significant penalties. At the end of fiscal 1996, the Company had outstanding purchase commitments for 1997; however, such commitments could be canceled without penalty within the terms of the foundry agreement. The Company continued to purchase wafers under the foundry agreement in first fiscal quarter 1997; however, the Company did not purchase wafers under the agreement in the second and third fiscal quarters of 1997 and has no current plans to purchase wafers under the agreement in the fourth fiscal quarter of 1997.


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


CREATIVE LABS LITIGATION

         On March 17, 1997, Creative Labs, Inc. ("Creative") filed an action against Cyrix Corporation, Compaq Corporation, and Tiger Direct, Inc. ("Tiger") in the US District Court for the Northern District of California, Oakland Division, alleging that each had sold and/or marketed products incorporating the Company's MediaGXTM processor and that such processor, when operated with Microsoft's Windows 95 software, caused the computers in which the products were installed to indicate that a Sound Blaster card was installed in the system when in fact no such card was installed. Additionally, Creative claimed that certain of Creative's proprietary applet software were inappropriately available on Cyrix's internet web page. Creative sought a temporary restraining order to prevent Cyrix and the other companies named in the suit from shipping products which caused systems to identify its sound device as a Sound Blaster sound card and to prevent further use of Creative's applet software in the Company's internet web page. A temporary restraining order granted on March 28, 1997 was partially vacated after a preliminary injunction hearing on May 2, 1997 in an order issued by the Court on May 7, 1997. In an order issued on June 5, 1997, the Court found that Creative agreed in its licensing agreement with Microsoft to allow its driver to be used with non-Creative hardware and that Creative cannot use trademark law as a means of restricting others' rights to use Creative drivers. However, the Court also found that if Creative provided Cyrix with a "de-labeled" driver that is "functionally equivalent" to the driver licensed by Microsoft, Cyrix should use that driver. On July 3, 1997, Creative filed its notice of appeal to the 9th Circuit Court of Appeals and Cyrix filed its notice on July 15, 1997 of cross-appeal. Due to deficiencies in Creative's motion to appeal, Creative subsequently filed a motion to dismiss its appeal without prejudice with the intent to re-file its appeal properly. On September 30, 1997, the Court of Appeals denied Creative's motion to dismiss its appeal without prejudice which effectively dismissed Creative's appeal. A hearing has been scheduled on December 5, 1997 in District Court to determine whether Creative and Cyrix have complied with the June 5th order regarding the use of a "de-labeled" driver.

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

INTEL LITIGATION

         On May 13, 1997, Cyrix filed in the United States District Court for the Eastern District of Texas, Sherman Division, CYRIX CORPORATION V. INTEL CORPORATION, seeking a judgment that Intel infringes U.S. Patents 5,630,143 entitled "Microprocessor With Externally Controllable power Management" and 5,560,149 entitled "Pipelined Processor With Register Renaming Hardware to Accommodate Multiple Size Registers", as well as a permanent injunction against further infringement and unspecified damages for Intel's infringement. Intel filed its answer July 3, 1997. The case is now in the early stages of discovery. The ultimate outcome of this litigation cannot presently be determined; however, the Company believes the ultimate outcome will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.


PENDING MERGER

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

         Under the terms of the Merger Agreement, each share of Cyrix common stock will be exchanged for .825 shares of National common stock. Based on the closing price of Cyrix's shares on November 6, 1997, the aggregate value of the transaction to Cyrix stockholders is approximately $586 million.

         The merger was approved by the Board of Directors of both companies and has cleared review by the U.S. Federal Trade Commission under the filing requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The companies' combined Proxy Statement and Prospectus cleared the review of the Securities and Exchange Commission on October 16, 1997 and was mailed to stockholders on October 17, 1997. The merger must still be approved by the stockholders of Cyrix Corporation and a special meeting of the stockholders has been scheduled for November 17, 1997. Upon approval by the stockholders, it is expected that the transaction will be completed immediately thereafter. The transaction is intended to be accounted for as a "pooling of interests" and to qualify as a tax-free exchange of shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  table  sets  forth  items  from  Cyrix's   Consolidated
Statements of Income as percentages of net revenues:

                                                        FISCAL QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                             1997               1996               1997               1996
                                                       ------------------ ------------------ ------------------ -----------------
           Net product sales                                   98.9  %    95.2          %            98.9  %           94.6  %
           Royalty revenue                                      1.1       4.8                         1.1               5.4
                                                       -------------      -------------      -------------      ------------
           Net revenues                                       100.0       100.0                     100.0             100.0
           Cost of sales                                       75.7              65.9                66.0              66.7
           Marketing, general and administrative               13.3              41.9                16.9              36.6
           Research and development                            10.8              24.4                14.9              22.0
                                                       -------------      -------------      -------------      ------------
           Income (loss) from operations                        0.2             (32.2)                2.2             (25.3)
           Net interest expense                                (1.4)             (5.7)               (1.8)             (4.8)
           Income from litigation settlement                    0.0                6.0                0.0               1.8
                                                       -------------      -------------      -------------      ------------
           Income (loss) before provision for income
              taxes and extraordinary loss from early
              extinguishment of debt                          ( 1.2)             (31.8)               0.4             (28.2)
           Provision (benefit) for income taxes                (0.4)             (10.8)               0.1             (10.0)
                                                       -------------      -------------      -------------      ------------
           Net income (loss) before extraordinary
              loss from early extinguishment of debt           (0.8)             (21.0)               0.3             (18.2)
                                                       -------------      -------------      -------------      ------------
           Extraordinary loss from early
              extinguishment of debt                            0.0                0.0                0.0              (1.0)
                                                       =============      =============      =============      ============
           Net income (loss)                                   (0.8) %          (21.0)  %             0.3  %          (19.2) %
                                                       =============      =============      =============      ============


RESULTS OF OPERATIONS

         NET REVENUES. Net product sales of $92.1 million for the third quarter of fiscal 1997 increased 192% compared with $31.5 million for the third quarter of fiscal 1996. Net product sales of $206.5 million for the nine months ended September 30, 1997 increased 95% compared with $105.8 million for the same period of fiscal 1996. Processor unit shipments for the quarter and nine months ended September 30, 1997 increased by 323% and 100%, respectively, compared with unit shipments of the same periods of fiscal 1996. During the nine months ended September 30, 1997, sales of MediaGXTM accounted for approximately 30% and sales of 6x86TM and 6x86MXTM microprocessors accounted for approximately 68% of the Company's net product sales; sales of 6x86TM and 5x86TM microprocessors represented over 90% of the Company's net product sales during the same period of 1996. During the nine months ended September 30, 1996, revenue from the sale of computer systems accounted for less than 10% of the revenue for the period. The Company discontinued the computer systems business in 1996. Net revenues for the quarter and nine months ended September 30, 1997 included $1.1 million and $2.3 million of royalty payments, respectively. Net revenues for the quarter and nine months ended September 30, 1996 included $1.6 million and $6.0 million of royalty payments, respectively. Royalties are received from Texas Instruments and SGS-Thomson based upon sales of products licensed to them by the Company.

         Sales of processors to international customers constituted 64% and 68% of processor product sales in the third quarters of fiscal 1997 and 1996, respectively. Sales of processors to international customer constituted 62% and 58% of processor product sales in the nine months ended September 30, 1997 and 1996, respectively. Sales of processors to international customers are made primarily to customers in Europe, Taiwan, Hong Kong, Korea and Japan.

         Revenues in the third quarter of fiscal 1997 increased compared to the second quarter of fiscal 1997 primarily due to increased demand for the 6x86MXTM and MediaGXTM products due to several factors: continued market acceptance for both the 6x86MXTM and MediaGXiTM products, increased product availability at higher speed grades than in the second quarter of 1997 as production ramped, as well as seasonal increase in demand as PC makers built inventory for "back to school" and other seasonal promotions. In addition, the 6x86TM non-MMX product contributed significantly to the increased revenues in the third fiscal quarter comprising approximately a third of the total revenue. Essentially all of the Company's older 6x86TM non-MMX product was sold in the third quarter of 1997.

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

         GROSS MARGINS. The Company's gross margin increased to $22.6 million for the third fiscal quarter of 1997 from $11.3 million for the same period of 1996. The Company's gross margin increased to $70.9 million for the nine months ended September 30, 1997 from $37.2 million for the same period of 1996.

         The Company's gross margin decreased to 25% in the third quarter of fiscal 1997 from 37% in the second quarter of fiscal 1997 primarily due to the low margins realized on the 6x86TM non-MMX product in the third quarter of fiscal 1997 as the Company sold the bulk of the remaining older product. These lower margins offset the higher margins of the Company's other product lines.

         Quarterly growth, if any, in the Company's gross margin in the remainder of fiscal 1997 is dependent upon the continued market acceptance of its MediaGXTM and 6x86MXTM processors. Risks associated with enhancing the designs of, ramping production of, and obtaining sales orders for such microprocessors are discussed in NET REVENUES (above), RELIANCE ON THIRD-PARTY MANUFACTURERS (below) and PRODUCT TRANSITIONS (below).

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses for the third quarters of fiscal 1997 and 1996 were $12.4 million and $13.9 million, respectively. Marketing, general and administrative expenses for the nine months ended September 30, 1997 and 1996 were $35.3 million and $40.9 million, respectively. Marketing, general and administrative expenses for the quarter and nine months ended September 30, 1997 decreased compared with the same period of fiscal 1996 primarily due to a decline in sales and marketing expenses associated with the personal computer systems business from which the Company withdrew in 1996.

         RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses for the third fiscal quarters of 1997 and 1996 were $10.1 million and $8.1 million, respectively. The Company's research and development expenses for the nine months ended September 30, 1997 and 1996 were $31 million and $24.6 million, respectively. The increase of research and development expenses in the quarter and nine months ended September 30, 1997 compared with the same period of 1996 was attributable to the expansion of the Company's engineering staff, design equipment and prototype expenses to support the development of multiple microprocessor products. The Company intends to continue to increase its research and development expenses in an effort to enhance existing products and develop technologically advanced products.

         NET INTEREST EXPENSE. Interest expense for the fiscal quarter ended September 30, 1997 decreased to $2.5 million compared to $2.6 million for the same period of fiscal 1996. Interest expense for the nine months ended September 30, 1997 increased to $7.6 million compared to $6.9 million for the same fiscal period of fiscal 1996. Interest income for the fiscal quarter ended September 30, 1997 increased to $1.2 million compared to approximately $681 thousand for the same period of fiscal 1996. Interest income for the nine months ended September 30, 1997 increased to $3.9 million compared to approximately $1.5 million for the same period of fiscal 1996. The increase in interest expense for fiscal 1997 to date as compared to the similar period from 1996 is due primarily to higher loan balances partially offset by lower interest rates. The increase in interest income is due primarily to higher cash and investment balances in the first nine months of 1997, $97 million average cash balance for the nine months ended September 30, 1997, compared to the first nine months of 1996, $50 million average cash balance for the nine months ended September 30, 1996.

         PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate was 33% and 36% in the nine months ended September 30, 1997 and 1996, respectively.

OTHER FACTORS AFFECTING RESULTS OF OPERATIONS.

         RELIANCE ON THIRD-PARTY MANUFACTURERS. All of the Company's processors produced in 1996 and the first nine months of 1997 were manufactured and sold to the Company by IBM. The Company's 6x86MXTM and MediaGXTM microprocessors are more complex than its earlier generation microprocessors and such microprocessors require more advanced manufacturing processes than those required for the Company's previous products. Further, there can be no assurance that Cyrix will be able to successfully ramp and sustain production of its MediaGXTM and 6x86MXTM products at IBM without experiencing yield problems or performance issues in the remainder of fiscal 1997 and beyond.

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

         During the first and second quarters of 1997, respectively, Cyrix introduced its MediaGXTM processor and its 6x86MXTM processor, which contributed to the decline in prices and margins for its 6x86TM processors throughout the nine months ended September 30, 1997. If the MediaGXTM and 6x86MXTM products do not offer performance, features and pricing attractive to the personal computer industry, the Company may build excess inventory or experience net losses similar to those incurred in fiscal 1996. Additionally, Intel and several of the Company's other competitors have substantially greater financial, technical, manufacturing and marketing resources than the Company and they may introduce new microprocessor designs with features or performance that exceed those contained in the Company's new products. The success of future product transition will continue to be dependent upon several factors including, but not limited to, the following: Cyrix may experience performance difficulties with the new product designs; Cyrix may not be able to successfully ramp production of new products at IBM or other qualified foundries without yield problems or other performance issues; and personal computer manufacturers may not design the Company's new products into their notebook and desktop computers in a timely manner or purchase the Company's products in the volumes and at the prices necessary to offset the declining market, average selling prices and profit margins of the Company's microprocessors.

         PURCHASE COMMITMENTS. The Company has entered into two manufacturing agreements with IBM. The Company entered into the first of such agreements (the "original" agreement) on April 8, 1994. The original agreement provides for IBM's Microelectronics division to manufacture specified quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1999 at defined prices. Cyrix is responsible for the total production costs (including equipment costs) of such specified quantities of products irrespective of the number of products actually ordered by the Company. Cyrix made a capital equipment investment of approximately $88 million in an IBM manufacturing facility pursuant to the original agreement. The depreciation expense associated with such capital equipment, which Cyrix owns, is reimbursed to the Company by IBM on a monthly basis. In the event of expiration or termination of the original agreement by either party, IBM has the option to purchase this capital equipment from Cyrix at its then net book value, if any. Also, Cyrix made prepayments for product purchases of approximately $30 million during fiscal 1994, $30 million during fiscal 1995, $10 million on January 1, 1996 and $10 million on April 1, 1997. One additional prepayment of $10 million is due on January 1, 1998. Such prepayments will be credited to Cyrix as it purchases wafers from IBM at defined prices during the period from July 1, 1995 through December 31, 1999. In addition to supplying microprocessors to Cyrix, IBM has the right to manufacture an equivalent amount of wafers of Cyrix-designed products for use internally or to sell on an OEM basis. The Company has submitted purchase orders to IBM for further purchases of wafers during the fourth fiscal quarter of 1997 and expects to continue to purchase wafers under this agreement through December 1999.

         The Company entered into a second agreement (the "foundry" agreement) with IBM on May 17, 1996. The foundry agreement specifies that IBM's Microelectronics division manufacture additional quantities of wafers of Cyrix-designed products for sale to Cyrix through December 1997 at defined prices. The foundry agreement originally provided that the Company purchase wafers totaling approximately $45 million during the second half of 1996. Although the foundry agreement specified significant penalties if the Company did not purchase the entire commitment under the foundry agreement, the Company negotiated a reduction in the commitment due to the lower than expected sales volume in 1996 without incurring significant penalties. At the end of fiscal 1996, the Company had outstanding purchase commitments for 1997; however, such commitments could be canceled without penalty within the terms of the foundry agreement. The Company continued to purchase wafers under the foundry agreement in first fiscal quarter 1997; however, the Company did not purchase wafers under the agreement in second and third fiscal quarters 1997 and has no current plans to purchase wafers under the agreement in the fourth fiscal quarter of 1997.


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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and short-term investments totaled $105.5 million at September 30, 1997 compared with $87.7 million at December 31, 1996. The Company's primary source of cash in the nine months ended September 30, 1997 was an income tax refund received, net of payment, totaling approximately $18 million, as well as increases in accounts payable and other accruals. The primary uses of cash in the nine months ended September 30, 1997 consisted of a $10 million prepayment for product purchases to IBM and increases in receivables, inventories and deferred taxes.

         Cyrix's long-term debt and capitalized lease obligations totaled $136.9 million and $140.1 million at September 30, 1997 and September 30, 1996, respectively. Approximately $2.4 million of such debt is scheduled for payment during the next twelve months. Additionally, the Company is obligated to make an interest payment on the convertible subordinated bonds on December 1, 1997 totaling approximately $3.5 million dollars. Cyrix expects that its current cash, cash equivalents and investments will be sufficient to fund operations for the remainder of fiscal 1997; however, if future cash requirements exceed available cash resources, the Company may pursue additional financing. Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings, if any, and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry which often results in volatility of the Company's common stock price.

         See  PENDING  MERGER  in  the  NOTES  TO  THE  CONSOLIDATED   FINANCIAL
STATEMENTS (above) which, if completed, will have a significant impact on the Company's liquidity and capital resources.



"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATIO
 REFORM ACT OF 1995

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



ITEM 5.      OTHER INFORMATION

         On July 28, 1997 Cyrix Corporation signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with National Semiconductor Corporation ("National"). The merger will allow the combined companies to develop system-on-a-chip technology for the rapidly growing entry-level PC, Net-PC and information-appliance markets.

         Under the terms of the Merger Agreement, each share of Cyrix common stock will be exchanged for .825 shares of National common stock. Based on the closing price of Cyrix's shares on November 6, 1997, the aggregate value of the transaction to Cyrix stockholders is approximately $586 million.

         The merger was approved by the Board of Directors of both companies and has cleared review by the U.S. Federal Trade Commission under the filing requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The companies' combined Proxy Statement and Prospectus cleared the review of the Securities and Exchange Commission on October 16, 1997 and was mailed to stockholders on October 17, 1997. The merger must still be approved by the stockholders of Cyrix Corporation and a special meeting of the stockholders has been scheduled for November 17, 1997. Upon approval by the stockholders, it is expected that the transaction will be completed immediately thereafter. The transaction is intended to be accounted for as a "pooling of interests" and to qualify as a tax-free exchange of shares.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibit 11.      Earnings per Common and Common Equivalent Share

        b. On October 17, 1997, the Company filed a report on Form 8-K incorporating the October 16, 1997 press release announcing the Company's results for the quarterly period ended September 30, 1997.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Cyrix Corporation


Date:  November 12, 1997                    By:     /s/ James W. Swent, III
                                                   --------------------------
                                                        James W. Swent, III
                                                Senior Vice President of Finance
                                                         and Administration
                                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS


      Exhibit
      Number            Description
-----------------------------------------------------------------------------

       11               Earnings per Common and Common Equivalent Share

       27               FDS